Form 10QSB
period 2001-09-30
BLUESTAR LEASING INC
filed 2001-11-14
CIK 1160544

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB

(Mark One)
[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001
Or
[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________
Commission File Number: 000-33239

                     BlueStar Leasing, Inc.
     (Exact name of registrant as specified in its charter)

            Nevada                          88-0485488
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)

500 N. Rainbow, Suite 300, Las                89107
           Vegas, NV                        (Zip Code)
(Address of principal executive
           offices)

                         (206) 612-4399
      (Registrant's telephone number, including area code)

                               N/A
 (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes [X] No [ ]

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                 DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or
  15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                          Yes [ ] No [ ]

               APPLICABLE ONLY TO CORPORATE ISSUERS:

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                             6,250,000



PAGE-1-


                      BLUESTAR LEASING, INC.
                   (A Development Stage Company)


                         Table of Contents
                                                                Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  Independent Accountant's Review Report                          5
  Balance Sheets                                                  6
  Statements of Operations and Accumulated Deficit                7
  Statement of Changes in Stockholders' Equity                    8
  Statements of Cash Flows                                        9
  Notes to Financial Statements                                   10
  Item 2. Management's Discussion and Plan of Operation           16

PART II - OTHER INFORMATION

  Item 6. Exhibits                                                17

SIGNATURES                                                        18





PAGE-2-









                      BLUE STAR LEASING, INC.

                   (A DEVELOPMENT STAGE COMPANY)

                       FINANCIAL STATEMENTS

                        SEPTEMBER 30, 2001

                            (UNAUDITED)






PAGE-3-



                             CONTENTS


INDEPENDENT ACCOUNTANT'S REVIEW REPORT

FINANCIAL STATEMENTS

  Balance Sheets                                            1

  Statements of Operations, Accumulated Deficit, and        2
  Comprehensive Income

  Statement of Changes in Stockholders' Equity              3

  Statements of Cash Flows                                  4

NOTES TO FINANCIAL STATEMENTS                             5-9





PAGE-4-



              INDEPENDENT ACCOUNTANT'S REVIEW REPORT

To the Board of Directors of
BlueStar Leasing, Inc.:

We have reviewed the accompanying balance sheets of BlueStar Leasing, Inc. (a development stage company) as of September 30, 2001 and the related statements of operations and accumulated deficit, changes in stockholders' equity, and cash flows for the period from July 1 , 2001 through September 30, 2001 and inception to September 30, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of BlueStar Leasing, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in Note 8 to these financial statements, the Company has had limited operations and has not established a long-term source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regards to this issue is also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                              Chavez & Koch, CPA's, Ltd.

November 13, 2001
Henderson, Nevada


PAGE-5-


                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

                      BLUESTAR LEASING, INC.
                   (A Development Stage company)
                          BALANCE SHEETS
                     AS OF SEPTEMBER 30, 2001
                            (UNAUDITED)


                      ASSETS

                                      9/30/01   6/30/01
                                     --------- ---------

CURRENT ASSETS:
Cash                                 $ 30,251  $  7,282

Note receivable                        87,500         -

Loan receivable                        60,000         -

Leased Equipment Inventory              5,000         -
Total current assets                  182,751     7,282


Other Assets                              720       720

TOTAL ASSETS                        $ 183,471  $  8,002
                                     =========  ========

       LIABILITIES AND STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY:
Common stock; 20,000,000 authorized;
6,250,000 issued and
outstanding as of September 30, 2001
and 4,000,000 as of
June 30, 2001; par value of $.0001  $  6,250   $  4,000
Preferred stock; 5,000,000
authorized; none issued and
Outstanding as of August 31, 2001
and as of
January 31, 2001; par value of $.001       -          -
Additional paid in capital           317,265     94,515

Stock subscriptions                  (43,750)   (87,500)

Accumulated deficit in development   (96,294)    (3,013)
stage
Total stockholders' equity           183,471      8,002
                                    ---------  ---------

TOTAL LIABILITIES AND STOCKHOLDERS' $183,471      8,002
EQUITY                              =========  =========



 The accompanying independent accountants' report and the notes to financial statements should be
          read in conjunction with these Balance Sheets.


PAGE-6-


                      BLUESTAR LEASING, INC.
                   (A Development Stage company)
         STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
         FOR THE PERIOD JULY 1, 2001 TO SEPTEMBER 30, 2001
                            (UNAUDITED)

                                      7/1/01   Inception
                                        to        to
                                     9/30/01   9/30/00
                                    ---------------------

REVENUES                                 $ -      $ 63
COST OF REVENUES                           -         -
Gross Profit                               -        63

EXPENSES:
Organization cost                          -       295
Bank charges                              72       112
Commission expense                    22,200    22,200
Professional fees                     71,009    73,750
Total expenses                        93,281    96,357

Loss before taxes                    (93,281)  (96,294)
                                   ---------------------

Income tax expense                         -         -
NET LOSS                             (93,281)  (96,294)


ACCUMULATED DEFICIT, beginning of     (3,013)        -
period                             ---------------------

ACCUMULATED DEFICIT, end of period  $(96,294) $(96,294)
                                   =====================

Weighted average number of shares  5,201,360  4,428,103
outstanding                        =====================

Net loss per share                    $(0.02)   $(0.02)
                                   =====================




 The accompanying independent accountants' report and the notes to financial statements should be
    read in conjunction with these Statements of Operations and
                       Accumulated Deficit.


PAGE-7-


                      BLUESTAR LEASING, INC.
                   (A Development Stage company)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FROM INCEPTION TO SEPTEMBER 30, 2001
                            (UNAUDITED)

                   Common Stock    Add'l   Stock    Deficit      Total
                                   Paid   Subscri  Accumulated  Stockholders'
                                    In     ption    Dev Stage    Equity'
                                  Capital
                  Shares   Value
                  ------   -----  -------  ------  -----------  ------------
Issued for cash
January 31, 2001 677,000   $ 677 $ 10,338     $ -          $ -      $ 11,015


Subscribed stock
January 31, 2001 1,536,    1,537   23,463 (25,000)           -             -
                     500

Subscribed stock
January 31, 2001 1,536,   1,536   23,464 (25,000)            -             -
                     500

Subscribed stock
January 31, 2001 250,000    250   37,250 (37,500)            -             -


Net loss
January 31, 2001       -      -        -       -          (295)         (295)

Total
January 31, 2001 4,000,   4,000   94,515 (87,500)         (295)       10,720
                     000

Net loss
June 30, 2001          -      -        -       -        (2,718)       (2,718)

Total
June 30, 2001    4,000,   4,000   94,515 (87,500)       (3,013)        8,002
                     000

Issued for cash
August 31, 2001  2,250,   2,250  222,750       -             -       225,000
                     000

Subscribed stock
August 31, 2001        -      -       -   25,000             -        25,000

Subscribed stock
September 30,          -      -       -   18,750             -        18,750
2001

Net loss
September 30,          -      -       -       -        (93,281)      (93,281)
2001

Total
September 30,     6,250,      $       $       $              $            $
2001                 000  6,250  17,265 (43,750)       (96,294)     183,471




 The accompanying independent accountants' report and the notes to financial statements should be
read in conjunction with this Statement of Changes in Stockholders'
                              Equity.


PAGE-8-


                      BLUESTAR LEASING, INC.
                   (A Development Stage company)
                     STATEMENTS OF CASH FLOWS
         FOR THE PERIOD JULY 1, 2001 TO SEPTEMBER 30, 2001
                            (UNAUDITED)

                                    7/1/01   Inception
                                      to       to
                                   9/30/01    9/30/00
                                  ---------------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                          $(93,281)  $(96,294)

Adjustment to reconcile net loss
to net cash
Provided by operating activities:
Increase in other assets                 -       (720)
Services provided to pay for        43,750     43,750
subscribed stock
Net Cash used in Operating         (49,531)   (53,264)
Activities

CASH FLOWS FROM INVESTING
ACTIVITIES:
Increase in note receivable        (87,500)   (87,500)

Increase in leased equipment        (5,000)    (5,000)
inventory
Increase in loan receivable        (60,000)   (60,000)

Net Cash used in Investing        (152,500)  (152,500)
Activities

CASH FLOWS FROM FINANCING
ACTIVITIES:
Stock issuance                        2,250    2,927
Additional paid in capital          222,750   233,088
received
Net Cash provided by Financing      225,000   236,015
Activities

NET INCREASE IN CASH                 22,969    30,251

CASH, BEGINNING OF PERIOD             7,282         -

CASH, END OF PERIOD                $ 30,251  $ 30,251
                                  ---------------------
SUPPLEMENTAL INFORMATION:
Interest paid                      $      -  $      -
Taxes paid                         $      -  $      -
                                  =====================




 The accompanying independent accountants' report and the notes to financial statements should be
     read in conjunction with these Statements of Cash Flows.



PAGE-9-


                      BLUESTAR LEASING, INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2001
                            (UNAUDITED)


NOTE 1 - ORGANIZATION AND PURPOSE

     Blue Star Leasing, Inc. (a development stage company) has been organized for the primary purpose of providing financing services for "microticket" equipment leases. The Company will originate leases for products that typically have limited distribution channels and high selling costs. The Company also intends to provide online equipment financing and financial planning services for small to mid-sized businesses through the Company's business-to-business website. The Company was incorporated in the state of Nevada on January 31, 2001. The Company has had little revenue generating operations to date, and therefore, in accordance to Statement on Financial Accounting Standards No. 7, the Company is considered a development stage company.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Accounting

     BlueStar Leasing, Inc.'s policy is to prepare its financial statements on the accrual basis of accounting. The fiscal year end is December 31.

     Cash and Cash Equivalents

     Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.

     Summary of Non-Cash Transactions

     There were non-cash transactions which are discussed in Note
     5.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period. Actual results could differ from those estimates.

     Income Taxes

     Income taxes are generally provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets for financial and income tax reporting. The Company has no deferred tax assets and liabilities representing the future tax return consequences of those differences because currently the Company has no


PAGE-10-


                      BLUESTAR LEASING, INC.
                   (A Development Stage Company)
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        SEPTEMBER 30, 2001
                            (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     material temporary timing differences that give rise to these tax assets and liabilities. Currently there are no federal income taxes due.

     Fixed Assets

     Fixed assets are stated at cost. Expenditures that materially increase the life of the assets are capitalized. Ordinary maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized at that time. Depreciation is computed primarily on the straight-line method for financial statement purposes over the following estimated useful lives:

         Vehicles           5 Years
         Office Equipment   5 Years
         Office Fixtures    7 Years
         and Furniture

     Revenue Recognition

     The Company recognizes revenue from four distinct services as follows: (1) Marketing research, (2) Web site design, development and implementation, (3) Web site hosting and (4)
     Network consulting and development.

     Revenue is recognized as the work is performed relating to the above services. The Company will issue progress billings against the specific projects as time is incurred on the projects. The billings are recorded to revenues and to accounts receivable. When payment is received, they are posted against the accounts receivable.

     Earnings Per Share Calculations

     Earnings per share for any specific period end is calculated by first determining the weighted average number of shares that were outstanding for the period end. The net income
     (loss) for that period end is then divided by the weighted average number of shares outstanding for that period to arrive at earnings per share.

     Advertising

     Advertising costs are to be expensed when incurred.
     Advertising expenses from inception to September 30, 2001 are $0.


PAGE-11-


                      BLUE STAR COFFEE, INC.
                   (A Development Stage Company)
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        SEPTEMBER 30, 2001
                            (UNAUDITED)

NOTE 3 - NOTE RECEIVABLE

      The unsecured notes receivable of $87,500 is due from Newport Advisors. The note is due in full on or before December 31, 2001. Newport Advisors is a company owned by one of the shareholder's. BlueStar Leasing loaned Newport advisors funds in order for them to pay for the prepaid services due to GoPulicToday.com.


NOTE 4 - LOAN RECEIVABLE

      The unsecured loan receivable of $60,000 is due from Insurement. The note is due in full on or before December 1, 2001. The note bears interest at 12%, per annum. Insurment is an automotive insurance provider which is a potential acquisition target for BlueStar Leasing, Inc. in the future. Insurement's was experiencing a cash flow shortage, therefore BlueStar Leasing, Inc. loaned them the funds they needed.


NOTE 5 - PREPAID EXPENSES

      The prepaid expenses of $87,500 at January 31, 2001 consists of consulting fees associated with future services to help the Company develop a business plan and establish its organization and infrastructure. A stockholder sold its rights to future services to the Company valued at $25,000 in exchange for 1,536,500 shares of stock. Another stockholder sold its rights to future services to the Company valued at $25,000 in exchange for 1,536,500 shares of stock. Another stockholder has promised to provide future services valued at $37,500 in exchange for 250,000 shares of stock. All of the shares related to the prepaid expenses have been issued to the stockholders as of January 31, 2001 and are fully vested and non-forfeitable. These prepaid expenses have been expensed as the related work is performed. For the period July 1, 2001 through September 30, 2001, $43,750 of the consulting fees were earned and expensed.


NOTE 6 - LEASE EQUIPMENT INVENTORY

      The lease equipment inventory is equipment purchased by BlueStar Leasing, Inc. to lease out to customers. The leases are set up as operating leasings, therefore BlueStar Leasing, Inc. maintains the title. Since the leased equipment is an operating lease no depreciation will be incurred. The payments will be recognized as income as the revenue enters into the business.


PAGE-12-



                      BLUESTAR LEASING, INC.
                   (A Development Stage Company)
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        SEPTEMBER 30, 2001
                            (UNAUDITED)

NOTE 7 - STOCKHOLDER'S EQUITY

     January 31, 2001 - The Company issued 677,000 shares to the three company founders as follows:

          The Company issued to Chris Secreto 338,500  shares of
          $0.001 par value common stock in exchange for cash in the amount of $5,508. Of the total amount received, $339 is considered common stock and $5,169 is considered additional paid-in capital.

          The Company issued to Ronald Davis 338,500  shares of
          $0.001 par value common stock in exchange for cash in the amount of $5,508. Of the total amount received, $339 is considered common stock and $5,169 is considered additional paid-in capital.

     All of these shares were issued in accordance with Section
     4(2) of the Securities Act of 1933.

     January 31, 2001 - The Company issued 3,323,000 shares to three stockholders in exchange for stock subscriptions as follows:

          The company issued 1,536,500 shares of $0.001 par value common stock to Chris Secreto in exchange for the rights to services (prepaid expenses) to be rendered in the amount of $25,000. Of the total received, $1,537 is considered common stock and $23,463 is considered additional paid-in capital.

          The company issued 1,536,500 shares of $0.001 par value common stock to Ronald Davis in exchange for the rights to services (prepaid expenses) to be rendered in the amount of $25,000. Of the total received, $1,537 is considered common stock and $23,463 is considered additional paid-in capital.

          The company issued 250,000 shares of $0.001 par value common stock to GoPublicToday.com in exchange for services (prepaid expenses) to be rendered in the amount of $37,500. Of the total received, $250 is considered common stock and $37,250 is considered additional paid-in capital.

     August 31, 2001 - The Company closed its offering pursuant to Regulation D, Rule 504 of the 1933 Securities and Exchange Act, as amended, whereby it sold a total of 2,250,000 shares of its $0.001 par value common stock at $0.10 per share to outside investors. Of the total number of shares, 2,250,000 shares were issued in exchange for cash in the amount of $225,000, net of offering costs in the amount of $22,200 of which $22,200 was commission. Of the total cash received, $2,250 is considered common stock and $222,750 is considered additional paid-in capital. There have been no other issuances of common stock or preferred stock. The Company sold all 2,250,000 shares of


PAGE-13-



                      BLUESTAR LEASING, INC.
                   (A Development Stage Company)
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        SEPTEMBER 30, 2001
                            (UNAUDITED)


     its common stock to approximately 84 unaffiliated shareholders, none of whom were/are officers.

     September 30, 2001 - The Company had 6,250,000 shares of
     Common issued and outstanding, held by 87 shareholders of record.


NOTE 8 - GOING CONCERN

     The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which assumes the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has little current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Management expects revenue to cover future costs and expenses.


NOTE 9 - WARRANTS AND OPTIONS

     As of September 30, 2001, there are no warrants or options outstanding to acquire any additional shares of common stock that are not disclosed in the equity section of the balance sheet.




PAGE-14-



       Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

     This Quarterly Report contains forward-looking statements about the Company's business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. The Company can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, BlueStar Leasing's actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's services, its ability to expand its customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of the Company's industry.

     There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions.

     The  safe  harbors of forward-looking statements  provided  by
Section 21E of the Exchange Act are unavailable to issuers not subject to the reporting requirements set forth under Section 13(a) or 15(d) of such same Act. As the Company has not registered its securities pursuant to Section 12 of the Exchange Act, such safe harbors set forth under the Reform Act are unavailable to the Company.

General

     BlueStar Leasing, Inc. (the "Company") was formed January 31, 2001, and is a developmental stage company that seeks to be recognized as the premier "small ticket" regional leasing company working within select niche markets of vendors, small business owners and brokers. We intend to provide a funding alternative to typical "credit scoring matrix" leasing companies for transactions that are slightly "outside the box," building a loyal customer base one lease at a time. We hope to establish a strong sales and marketing group specializing in bringing creative and flexible leasing and financing solutions to vendors, users of commercial equipment and small business owners with "bruised credit." We intend to fill the void that exists between the matrix lenders focusing on "A" credit ratings and the small business owner in need of capital for the acquisition of equipment needed to grow their business.

Results of Operations and Liquidity and Capital Resources

     We  have not generated significant revenue since inception  on
January 31, 2001. During the period from September 10, 2001 to September 31, 2001, we have established our business and have extended financing in two separate transactions. We have recognized revenue in the form of earned interest income of $63 as of September 30, 2001 and expect to recognize revenue in the future from our leasing and financing activities from sources such as interest income, loan fees, commitment fees and brokerage commissions.

     For the quarter ended September 30, 2001, we incurred a net loss totaling $93,281. Management anticipates that we will continue to incur net losses for the next at least nine to 15 months, as we continue to establish a base of operations.

     To date, we have accomplished the following start-up and development activities:

  1.   Completed an offering of equity securities;
  2.   Provided financing in two separate and distinct transactions;
  3.   Established credit standards;
  4.   Established our accounting and internal control procedures;
  5.   Entered into agreements with financing sources;
  6.   Entered into agreements with referral sources;
  7.   Established the corporate office;
  8.   Continued development of the Company's website; and
  9. Continued development of the Company's collateral materials such as brochures and marketing information.


PAGE-15-


Continuing Operations

     From our inception on January 31, 2001 through September 13, 2001, we focused our efforts on organizational activities, raising capital and establishing a business presence with vendors, business owners and referral sources.

     On September 24, 2001, we entered into a $15,000 lease agreement secured by various computer and electronic equipment. A portion of the lease in the amount of $11,000 was subsequently repaid on September 28, 2001. The remaining balance of the lease is outstanding and we expect this balance to be repaid over time through normal amortization according to its established payment schedule.

     On September 28, 2001, we entered into a separate financing transaction secured by real estate and securities in the amount of $60,000. The financing was structured as a short term secured loan and we expect to receive a full return of principal and accrued interest in November 2001.

     We continue to expand out marketing efforts in order to broaden our profile in the communities we operate in. We may hire additional salespeople in the near future. We expect these salespeople to receive compensation in the form of commissions only, with no salary, to minimize the operating capital requirements of the Company. As we generate revenue from our activities, we may elect to hire salaried or hourly employees to operate certain aspects of our business. At this time, however, we have no immediate plan to hire any salaried or hourly employees.

     Management believes that our current capital resources are sufficient for the next approximately 6 months of operations. However, if additional funding is required, we may seek capital through public or private offerings of equity or debt securities, of which no assurances can be made any such financing will be available.



PAGE-16-


                    PART II - OTHER INFORMATION

                         Item 6. Exhibits

Exhibit  Name and/or Identification of Exhibit
Number

  3     Articles of Incorporation & By-Laws

             (a) Articles of Incorporation of the Company filed January 31, 2001. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

             (b) By-Laws of the Company adopted January 31, 2001.
             Incorporated by reference to the exhibits to the Company's General Form For Registration Of
             Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

  23    Consent of Experts and Counsel

             Consents of independent public accountants





PAGE-17-



                            SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      BlueStar Leasing, Inc.
-------------------------------------------------------------------
                     -------------------------
                           (Registrant)



Date:     November 13, 2001



By:  /s/ Christopher Secreto
    --------------------------------
     Christopher Secreto, President







PAGE-18-