Form 10QSB/A
period 2001-09-30
BLUESTAR LEASING INC
filed 2002-02-20
CIK 1160544

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB/A

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





PAGE-4-



              INDEPENDENT ACCOUNTANT'S REVIEW REPORT

To the Board of Directors of
BlueStar Leasing, Inc.:

We have reviewed the accompanying balance sheet of BlueStar Leasing, Inc. as of September 30, 2001, and the related statements of operations and accumulated deficit, changes in stockholders' equity and cash flows for the period from July 1, 2001 to September 30, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of BlueStar Leasing, Inc.

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

November 13, 2001
Henderson, Nevada


PAGE-5-


                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

                      BLUESTAR LEASING, INC.
                   (A Development Stage company)
                          BALANCE SHEETS
                     AS OF SEPTEMBER 30, 2001
                            (UNAUDITED)


                      ASSETS

                                      9/30/01   6/30/01
                                     --------- ---------

CURRENT ASSETS:
Cash                                 $ 30,251  $  7,282

Note receivable                        87,500         -

Loan receivable                        60,000         -

Total current assets                  182,751     7,282

Leased Equipment Inventory              5,000         -

Other Assets                              720       720

TOTAL ASSETS                        $ 183,471  $  8,002
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


PAGE-7-


                      BLUESTAR LEASING, INC.
                   (A Development Stage company)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FROM INCEPTION TO SEPTEMBER 30, 2001
                            (UNAUDITED)

                   Common Stock    Add'l   Stock    Deficit      Total
                                   Paid   Issued  Accumulated  Stockholders'
                                    In     for    Dev Stage    Equity'
                                  Capital Future
                  Shares   Value          Services
                  ------   -----  -------  ------  -----------  ------------
Issued for cash
January 31, 2001 677,000   $ 677 $ 10,338     $ -          $ -      $ 11,015


Subscribed stock
January 31, 2001 1,536,    1,537   23,463 (25,000)           -             -
                     500

Subscribed stock
January 31, 2001 1,536,   1,536   23,464 (25,000)            -             -
                     500

Subscribed stock
January 31, 2001 250,000    250   37,250 (37,500)            -             -

Issued for cash
August 31, 2001  2,250,   2,250  222,750       -             -       225,000
                     000

Subscribed stock
August 31, 2001        -      -       -   25,000             -        25,000

Subscribed stock
September 30,          -      -       -   18,750             -        18,750
2001

Net loss
September 30,          -      -       -       -        (96,294)      (96,294)
2001

Total
September 30,     6,250,      $       $       $              $            $
2001                 000  6,250  17,265 (43,750)       (96,294)     183,471




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

NOTE 3-NOTE RECEIVABLE

The unsecured notes receivable of $87,500 is due from Newport Advisors. The note is due in full on or before December 31, 2001. Newport Advisors is a company owned by one of the shareholders. The Company loaned Newport Advisors funds in order for Newport Advisors to pay for $40,000 of the services related to the stock subscriptions in the equity section of the balance sheet. GoPublicToday performed these services for the Company, although Newport Advisors is responsible to pay for those services.

NOTE 4-LOAN RECEIVABLE

The unsecured loan receivable of $60,000 is due from Insurement.  The note is due in full on or before December 31, 2001. The note bears interest at 12%, per annum. Insurement is an automotive insurance provider which is a potential acquisition target for the Company in the future. Insurement was experiencing a cash flow shortage; therefore the Company loaned Insurement the funds they needed.

NOTE 5-STOCK ISSUED FOR FUTURE SERVICES

The stock subscriptions of $87,500 as of January 31, 2001 in the equity section of the balance sheet is related to stock issued for future services. These future services are to help the Company develop a business plan and establish its organization and infrastructure. A stockholder sold its rights to future services to the Company valued at $25,000 in exchange for 1,536,500 shares of stock. Another stockholder sold its rights to future services to the Company valued at $25,000 in exchange for 1,536,500 shares of stock. Another stockholder has promised to provide future services valued at $37,500 in exchange for 250,000 shares of stock. All of the shares related to these future services have been issued to the stockholders as of January 31, 2001 and are fully vested and non-forfeitable. As the services are


PAGE-11-


                      BLUE STAR COFFEE, INC.
                   (A Development Stage Company)
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        SEPTEMBER 30, 2001
                            (UNAUDITED)

NOTE 5-STOCK ISSUED FOR FUTURE SERVICES (Continued)

provided, the related expenses will be recorded on the statement of operations and the stock subscriptions will be reduced accordingly. For the period July 1, 2001 through September 2001, $43,750 of the services were provided and expensed.

NOTE 6 - LEASE EQUIPMENT INVENTORY

The lease equipment inventory is equipment purchased by the Company to lease out to customers. The leases are set up as operating leases; therefore, the Company maintains the title. The payments on the leases from the customers will be recognized as income as they become receivable according to the lease agreements. The lease equipement inventory is treated the same as fixed assets of the Company and is depreciated over a usefule life of 5 years. No depreciation has been recorded as of September 30, 2001 since the equipment was purchased at the end of the quarter.

NOTE 7-STOCKHOLDER'S EQUITY

January 31, 2001 - The Company issued 677,000 shares to the two company founders in exchange for cash as follows:

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

January 31, 2001 - The Company issued 3,323,000 shares to three stockholders in exchange for stock subscriptions as follows:

The company issued 1,536,500 shares of $0.001 par value common stock to Chris Secreto in exchange for his rights to future services to be rendered in the amount of $25,000. Of the total received, $1,537 is considered common stock and $23,463 is considered additional paid-in capital.

The company issued 1,536,500 shares of $0.001 par value common stock to Ronald Davis in exchange for his rights to future services to be rendered in the amount of $25,000. Of the total received, $1,536 is considered common stock and $23,464 is considered additional paid-in capital.



PAGE-12-



                      BLUESTAR LEASING, INC.
                   (A Development Stage Company)
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        SEPTEMBER 30, 2001
                            (UNAUDITED)

NOTE 7-STOCKHOLDER'S EQUITY (CONTINUED)

The company issued 250,000 shares of $0.001 par value common stock to Stephen Brock in exchange for future services to be rendered in the amount of $37,500. Of the total received, $250 is considered common stock and $37,250 is considered additional paid-in capital.

The above-referenced stock issued for future services of $87,500 at January 31, 2001 consists of consulting fees associated with future services to help the Company develop a business plan and establish its organization and infrastructure. All of the shares related to the subscribed stock have been issued to the stockholders as of January 31, 2001 and are fully vested and non-forfeitable. The prepaid expenses related to the subscribed stock are expensed as the related work is performed. The value of the services is based on prior services provided by Stephen Brock and on the cost of similar services provided by other service providers. The number of shares issued for services is based on the value of the services divided by the par value of the shares. For the period February 1, 2001 through August 31, 2001, $25,000 of the services were earned and expensed; thus removed from the subscribed stock balance in the equity section.

August 31, 2001 - The Company closed its offering pursuant to Regulation D, Rule 504 of the 1933 Securities and Exchange Act, as amended, whereby it sold a total of 2,250,000 shares of its $0.001 par value common stock at $0.10 per share to outside investors. Of the total number of shares, 2,250,000 shares were issued in exchange for cash in the amount of $225,000, net of offering costs in the amount of $22,250 of which $22,250 was commission. Of the total cash received, $2,250 is considered common stock and $222,750 is considered additional paid-in capital. There have been no other issuances of common stock or preferred stock. The Company sold all 2,250,000 shares of its common stock to approximately 84 unaffiliated shareholders, none of whom were/are officers.

August 31, 2001 - The Company had 6,250,000 shares of common stock issued and outstanding, held by 87 shareholders of record.


NOTE 8-GOING CONCERN

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


PAGE-13-



                      BLUESTAR LEASING, INC.
                   (A Development Stage Company)
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        SEPTEMBER 30, 2001
                            (UNAUDITED)


NOTE 9-WARRANTS AND OPTIONS

As of September 30, 2001, the following 225,000 warrants have been issued to acquire any additional shares of common stock.

On March 5, 2001, 225,000 warrants were granted to NevWest
Securities , as an incentive, in addition to the fees collected from the 504 offering and they are considered vested and exercisable
upon receipt.   The warrants expire 36 months from the commencement
date. The estimated value of the warrants is equivalent to the par value of the shares which is $225. Upon the exercise of the warrants the purchase price is $0.11 per share. Because the current value of the shares is less than the exercise price, the shares are "out of the money"; therefore, have no aggregate value as of September 30, 2001.








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