Form 10KSB
period 2001-12-31
BLUESTAR LEASING INC
filed 2002-03-29
CIK 1160544

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB

[X  Annual Report Pursuant to Section 13 or 15(d) of the
]   Securities Exchange Act of 1934

    For the Fiscal Year Ended December 31, 2001

[   Transition Report Pursuant to Section 13 or 15(d) of the
]   Securities Exchange Act of 1934

    For the Transition Period from __________ to

Commission File Number 000-33239


                     BLUESTAR LEASING, INC.
         (Name of small business issuer in its charter)

            Nevada                         88-0485488
(State or other jurisdiction of  (I.R.S. employer identification
incorporation or organization)               number)

 500 N Rainbow Blvd, Ste 300,                 89107
         Las Vegas, NV
(Address of principal executive            (Zip code)
           offices)

Issuer's telephone number: (206) 612-4399

Securities Registered Pursuant to Section 12(b) of the Act: NONE

      Title of each class        Name of each exchange on which
                                           registered





Securities Registered Pursuant to Section 12(g) of the Act:

                             COMMON
                        (Title of class)


                        (Title of class)



PAGE-1-



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [   ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) N/A

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State  the  number of shares outstanding of each of the  issuer's classes  of  common  equity, as of the latest  practicable  date.
6,250,000

               DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated:
(1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [
] No [X]

                   FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our
management's   assumptions  and  beliefs  based  on   information
currently  available.   We  can  give  no  assurance   that   the
expectations indicated by such forward-looking statements will be
realized.   If any of our assumptions should prove incorrect,  or
if   any   of   the  risks  and  uncertainties  underlying   such
expectations   should  materialize,  BlueStar  Leasing's   actual
results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. However, the forward-looking statements contained herein are not covered by the safe harbors created by Section 21E of the Securities Exchange Act of 1934.



PAGE-2-



PART I

ITEM 1.  BUSINESS.

A.     Business Development and Summary

We were formed as a Nevada Corporation on January 31, 2001, under the name BlueStar Leasing, Inc. Our articles of incorporation authorize us to issue up to 20,000,000 shares of common stock at a par value of $0.001 per share and 5,000,000 shares of preferred stock at par value. We have never been the subject of any bankruptcy or receivership action. We have had no material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets outside the ordinary course of business.

B.     Business of Issuer

1) Principal services and markets

Our Services

BlueStar Leasing's objective is to assist small- and medium-sized businesses with non-prime credit ratings, as determined by credit report agencies, obtain financing for equipment purchases. A company with non-prime credit, while sometimes used interchangeably with sub-prime credit, is defined by our management team as a borrower with a limited operating or credit history. On the other hand, we define an entity with sub-prime credit as a potential borrower with a poor credit history, whose business has deteriorated or its financial liquidity has been reduced. BlueStar Leasing is not in the business of financing high-risk borrowers, but rather small to mid-sized corporations that are less established as previously stated above.

We intend to provide lease financing as a conduit by developing relationships with equipment manufacturers, dealers and retailers, as well as financial institutions, to originate leases for clients. We will fund lease transactions with our assets, if possible, and intend to re-sell individual leases or a portfolio of leases to larger institutional lenders such as banks, financial institutions and finance companies. Leases are actively traded and syndicated amongst various types of financial institutions. We intend to make a profit on the spread between the rate at which we finance a lease transaction and the rate at which we sell the lease. For example, we may extend credit under a lease with an imputed interest rate of 15% and re-sell the same lease to another lender with a 12% interest rate. We will typically collect the spread between the two rates up-front and in a lump sum when we re-sell the lease. We will also act as a lease broker between a borrower and lender and earn a spread or commission, depending upon the terms of the negotiation, on each lease transaction. Under a brokerage transaction, we will not use our assets to extend credit at all. Additionally, to offset part of our risk in extending credit to those with less than perfect credit histories, we will extend credit at interest rates higher than those offered to those with better credit histories.

Our Market

The equipment financing industry in the United States includes a wide range of entities that provide funding for the purchase of equipment. Just a few years ago, few small-business owners used leasing as a tool to expand their capital base. Considered micro-ticket, equipment often required by small- and medium-sized businesses can cost as much as $250,000. Such equipment includes commercial and heavy equipment, furniture and computer hardware and software. Few businesses have cash on hand to purchase this type of equipment outright. It was usually large, Fortune 500-type companies that accounted for the lion's share of activity in the leasing industry. It is in the opinion of our management that leasing is a viable alternative to procure equipment needed for growth in any size and type of business.

The non-prime credit market, in which we seek to establish a base of operations, is comprised of borrowers, generally, who are deemed to be relatively high credit risks due to various factors. These factors include, among other things, the manner in which they have handled previous credit, the absence or limited extent of prior credit history and limited financial resources. Consequently, non-prime leases and related finance contracts involve a higher degree of risk of default and greater servicing and collection costs. The failure of our customers to make scheduled payments under their finance contracts could require us to make payments in connection with the recourse portion of our borrowings or forfeit cash collateral pledged as security in connection with those borrowings.



PAGE-3-



2) Distribution methods of the products or services

Our strategy is to establish a base of operations, generate repeat business and to establish recognition and acceptance of our business. Our strategy includes the following key elements:

  1. Introducing financing products that attract and satisfy clients,

  2.   Forming strategic alliances and

  3.   Building our brand equity.

Introducing financing products to attract and satisfy clients

The high cost of purchasing and operating business equipment is a burden for small- and medium-sized businesses. These companies typically have difficulty obtaining, much less allocating, working capital. BSL intends to provide business owners the ability to finance needed equipment. We believe a gap exists in the market for leasing options to businesses that lack a sufficient credit history or may have a less than perfect credit history, as determined by the various credit reporting agencies. We believe many potential customers that have been denied credit by larger lenders still present good credit risks. Our goal is to partner with equipment manufacturers and their distribution chain to finance the business owner who would otherwise be unable to obtain the equipment needed to grow.

Forming strategic alliances

We will pursue strategic alliances with equipment manufacturers, distributors and retailers who have established operations and expertise. We also intend to develop relationships with financial institutions that could provide added contacts, experience and financing products. We believe that these joint venture relationships, if successful, will allow us to gain additional insight, expertise and penetration in markets where joint venture partners already operate, and may increase our revenue and income growth. We have not signed any specific joint venture agreements, and we cannot guarantee you that any agreements will be affected, or if affected, will be successful.

Building our brand equity

We believe that building awareness of the BlueStar Leasing brand is important in establishing a customer base. We intend to aggressively market and advertise to foster brand recognition. With appropriate networking, advertising and marketing, we plan to put our Company in a position to attract clients. We cannot assure you that we will be successful in attracting and subsequently retaining customers. If we fail to attract and retain customers, we would be unable to generate revenues to support continuing operations.

We plan to utilize print and other mass media advertising to expand brand awareness when we become cash flow positive, of which there can be no guarantee. We expect that we may advertise in regional or local newspapers and radio, which will serve to generate brand-name recognition. Radio advertising can be effective, but is also expensive. Therefore, in order to optimize money spent on radio, we will concentrate on those stations that target small- and medium-sized business owners and employees. We expect to maintain a modest advertising presence in local newspapers.

4) Competition

We operate in a highly competitive market and compete with a variety of organizations that offer services similar to those we offer. The key to surviving in our market is to be able to generate a sustained volume of quality leasing opportunities. We will attempt to originate the transactions, and intend to focus on having the ability to close such transactions. We will accomplish this through the relationships we intend on developing with equipment vendors. As banks and bank-owned leasing companies continue to tighten their credit criteria, we will create a market for businesses that are just no longer a "fit" for regulated lenders, as defined by credit scores reported by credit rating agencies.

We will compete for customers with a number of national, regional and local banks and finance companies. Management believes that our competitors will also include equipment manufacturers that lease or finance the sale of their own products. While the market for micro-ticket financing has traditionally been fragmented, we could also be faced with competition from small- or large-ticket leasing companies that could use their expertise in those markets to enter and compete in the micro-ticket financing market. Our competitors in some instances will be larger, more established companies, some of which may possess substantially greater financial, marketing and operational resources than we do, including a lower cost of funds and access to capital markets and to other funding sources which may be unavailable to us. To the extent we lose clients to our competitors, our future operating performance could be materially and adversely affected.



PAGE-4-



8) Government Approval of Principal Services

The primary regulations that may impact our activities under our current plan consist of the maximum interest rate that we may charge customers and our right to repossess and sell collateral. We may also be subject to examination by federal and state regulatory authorities with respect to originating, processing, underwriting, selling and servicing loans. In addition, aspects of our business might be subject to extensive federal and state regulation under, including but not limited to the Truth-in-Lending Act; the Equal Credit Opportunity Act; the Home Mortgage Disclosure Act; the Community Reinvestment Act; the Electronic Funds Transfer Act; the Real Estate Settlement Practices Act; and the Fair Credit Reporting Act.

9) Effect of existing or probable governmental regulations on the business

We  believe  that  we  will be able to  comply  in  all  material
respects with any applicable governing laws and regulations.   We
are not aware of any probable government regulations that may adversely affect our business.

12) Number of total employees and number of full time employees

We presently have 2 part-time employees, Christopher R. Secreto, President of BlueStar Leasing, and Ronald A. Davis, Secretary of BSL. Mr. Secreto dedicates approximately 25% of his time to our operations, while Mr. Davis commits approximately 50% of his time to BSL. Our employees are not represented by a collective bargaining agreement, and we believe that our relations with our employees are good.

We intend to recruit management and salespeople with lease financing experience, as operations permit or dictate. Salespeople, in general, are compensated with commission-only compensation structures and do not receive any salary. We also intend to recruit additional management with existing customer and lease financing relationships, in an effort to generate cash flow.

C.     Reports to Security Holdings

(1)  Annual reports

Although  BSL  has  not  been  required  to  do  so,  we   intend
voluntarily to deliver annual reports to security holders.   Such
annual reports will include audited financial statements.

(2)  Periodic reports with the SEC

As of the date of this Registration Statement, we have not been filing periodic reports with the SEC. However, the purpose of this Registration Statement is to become a fully reporting company on a voluntary basis. Hence, BSL will file periodic reports with the SEC as required by laws and regulations applicable to fully reporting companies.

(3)  Availability of filings

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.



PAGE-5-



ITEM 2.  PROPERTIES

Our principal offices are located at 500 North Rainbow Blvd, Suite 300, Las Vegas, NV 89107, telephone: (206) 612-4399. We are leasing the office space pursuant to an agreement that expires in January 2002. The agreement is subject to automatic annual renewal unless explicitly terminated by the parties. The monthly lease payment is $60, with certain services available for additional cost. We believe that this arrangement is suitable given the limited nature of our current operations, and also believe that we will not need to lease additional administrative offices in the next six to 12 months. There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use.

We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not subject to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.









PAGE-6-



                             PART II

ITEM  5.   MARKET  FOR  REGISTRANT'S COMMON  EQUITY  AND  RELATED
STOCKHOLDER MATTERS

A.     Market information

There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained. A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resales. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. We have no plans, proposals, arrangements, or understandings with any person with regard to the development of a trading market in any of our securities.

B.     Holders

As of August 31, 2001, we had approximately 87 shareholders of record.

As  of  August 31, 2001, there were 225,000 outstanding warrants.
The terms and holders of the warrants are as follows:

  Date            Holder            Underlying     Terms         Exercise
 Issued                               Shares                      Price
--------------------------------------------------------------------------
March 5,  NevWest Securities Corp.    225,00    Exercisable upon  $0.11
  2001    2654 W. Horizon Ridge Pkwy            issuance for       per
          Suite B-3                             a  period of      share
          Las Vegas, Nevada                     three years.
          89052

C.     Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts as the board of directors deems relevant. We are not limited in our ability to pay dividends on our securities.

D.       Securities   authorized  for   issuance   under   equity
compensation plans

Not applicable.

ITEM  6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN   OF
OPERATION

                   FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-SB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-KSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:



PAGE-7-



  1. Our ability to maintain, attract and integrate internal management, technical information and management information systems;

  2.   Our ability to generate customer demand for our services;

  3.   The intensity of competition; and

  4.   General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-KSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

The safe harbors of forward-looking statements provided by the Securities Litigation Reform Act of 1995 are unavailable to issuers not subject to the reporting requirements set forth under
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. As the Company has not registered its securities pursuant to Section 12 of the Exchange Act, such safe harbors set forth under the Reform Act are unavailable to the Company.

A.     Plan of Operation

Since  our  inception  on January 31, 2001 through  December  31,
2001, we incurred a net loss of $232,353. Our efforts have focused primarily on the development of our plan of operations, implementing our initial business strategy and raising working capital through equity financing.

We intend to provide lease financing as a conduit. We will fund lease transactions with our assets, if possible, and intend to re-sell individual leases or a portfolio of leases to larger institutional lenders such as banks, financial institutions and
finance  companies.   Leases are actively traded  and  syndicated
amongst various types of financial institutions. We intend to make a profit on the spread between the rate at which we finance a lease transaction and the rate at which we sell the lease. For example, we may extend credit under a lease with an imputed interest rate of 15% and re-sell the same lease to another lender with a 12% interest rate. We will typically collect the spread between the two rates up-front and in a lump sum when we re-sell the lease. We will also act as a lease broker between a borrower and lender and earn a spread or commission, depending upon the
terms  of  the negotiation, on each lease transaction.   Under  a
brokerage transaction, we will not use our assets to extend credit at all.

We entered into two financing transactions - one lease and one loan - during the third period of 2001. However, to fund fiscal 2001 operations, we believe our current financial resources and ability to generate revenues will not be adequate to provide for our working capital needs through December 2002. Management believes that ongoing operations will primarily be financed through revenues generated from our leasing operations and ability to re-sell leases. In situations where we do not have sufficient capital to finance a particular transaction, we will seek to act as a lease agent or broker for a larger financial services firm, whereby the larger firm will act as the financier and we will receive a loan origination fee variable dependent upon the terms negotiated at the time of the loan. However, our management expects the need to raise additional capital via a public or private offering of equity or debt securities to expand our portfolio. There are no preliminary loan agreements or understandings between us, our officers, directors or affiliates or lending institutions. We have no arrangements or commitments for accounts and accounts receivable financing. We cannot assure you that any such financing can be obtainer or, if obtained, that it will be on reasonable terms.

ITEM 7.  FINANCIAL STATEMENTS



PAGE-8-










                     BLUESTAR LEASING, INC.

                  (A DEVELOPMENT STAGE COMPANY)

                  AUDITED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001








PAGE-9-



                            CONTENTS


INDEPENDENT AUDITOR'S REPORT


FINANCIAL STATEMENTS:

Balance Sheets                                                  1

Statement of Operations and                                     2
Accumulated Deficit

Statement of Changes in                                         3
Stockholders' Equity

Statement of Cash Flows                                         4

NOTES TO FINANCIAL STATEMENTS:                               5-11










PAGE-10-



                  INDEPENDENT AUDITORS' REPORT


Board of Directors
BlueStar Leasing, Inc.

We have audited the accompanying balance sheet of BlueStar Leasing, Inc. (A Development Stage Company) as of December 31, 2001 and the related statement of operations and accumulated deficit, changes in stockholders' equity and cash flows from inception (January 31, 2001) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BlueStar Leasing, Inc. (a development stage company) as of December 31, 2001, and the results of its operations and its cash flows from inception (January 31, 2001) through December 31, 2001, in accordance with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in
Note 9 to these financial statements, the Company has had limited operations and has not established a long-term source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regards to this issue is also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                              Chavez & Koch, CPA's, Ltd.

March 12, 2002
Henderson, Nevada



PAGE-11-F1



                     BLUESTAR LEASING, INC.
                  (A Development Stage Company)
                         BALANCE SHEETS
                     AS OF DECEMBER 31, 2001

                             ASSETS
                                    12/31/01
                                  ---------------
CURRENT ASSETS:
Cash                                      $5,796
Interest receivable                        1,960
Loan receivable                           75,600
Net investment in capital leases          15,239
Total current assets                      98,595
                                  ---------------
INVESTMENTS:
Net investment in capital leases          94,998
Total investments                         94,998
                                  ---------------
TOTAL ASSETS:                           $193,593
                                  ---------------
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrused liabilities                      $2,250
Due to shareholder                       100,181
Total current liabilities                102,431
                                  ---------------
STOCKHOLDERS' EQUITY:
Common stock; 20,000,000
authorized; 6,250,000
issued and outstanding as of
December 31, 2001;
par value of $0.001                       $6,250
Preferred stock; 5,000,000                     -
authorized; none issued and
outstanding as of December 31,
2001; par value of $0.001
Additional paid in capital               317,265
Accumulated deficit in                 (232,353)
development stage                 ---------------
Total stockholders' equity                91,162
                                  ---------------
TOTAL LIABILITIES AND                   $193,593
STOCKHOLDERS' EQUITY              ===============



   The accompanying independent auditors' report and the notes to financial statements should be
          read in conjunction with these Balance Sheet.



PAGE-12-F2



                     BLUESTAR LEASING, INC.
                  (A Development Stage Company)
          STATEMENT OF OPERATIONS AND ACCUMLATED DEFICT
     FROM INCEPTION (JANUARY 31, 2001) TO DECEMBER 31, 2001


                               Inception
                                  to
                               12/31/00
                             -------------
REVENUES                              $98
COST OF REVENUES                        -
Gross profit                           98
                             -------------
EXPENSES:
General and administrative       (22,993)
Professional fees               (211,418)
Total expenses                  (234,313)
                             -------------
Operating loss
Interest income                     1,960
Total other income                  1,960
                             -------------
Loss before income taxes        (232,353)
Income tax expense                      -
                             -------------
NET INCOME (LOSS)               (232,353)

ACCUMULATED DEFICIT,                    -
beginning of period          -------------

ACCUMULATED DEFICIT, end of    $(232,353)
period                       =============

Weighted average number of      4,803,882
shares outstanding           =============

Net loss per share                $(0.05)
                             =============



   The accompanying independent auditors' report and the notes to financial statements should be
    read in conjunction with this Statement of Operations and
                      Accumulated Deficit.



PAGE-13-F4



                     BLUESTAR LEASING, INC.
                  (A Development Stage Company)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
     FROM INCEPTION (JANUARY 31, 2001) TO DECEMBER 31, 2001


                   Shares  Value  Additional  Stock  Accumulated Total
                                   Paid in    Issued   Deficit   Stockholders'
                                   Capital    for     Dev.Stage  Equity
                                              Future
                                              Services
                 ------------------------------------------------------------
Issued for cash
January 31,        677,000   $677  $10,338       $-        $-       $11,015
2001

Issued for
services
January 31,      1,536,500  1,537   23,463  (25,000)        -             -
2001

Issued for
services
January 31,      1,536,500  1,537   23,463  (25,000)        -             -
2001

Issued for
services
January 31,        250,000    250   37,250  (37,500)        -             -
2001

Issued for cash
August 31,       2,250,000  2,250  222,750        -         -       225,000
2001

Issued for
services
August 31,               -      -        -   25,000         -        25,000
2001

Issued for
services
September 30,            -      -        -   18,750         -        18,750
2001

Issued for
services
December 31,             -      -       -    43,750         -        43,750
2001

Net loss
December 31,             -      -       -         -  (232,353)     (232,353)
2001
                -------------------------------------------------------------
Total
December 31,     6,250,000 $6,250 $317,265       $-  $(232,353)     $91,162
2001            =============================================================



   The accompanying independent auditors' report and the notes to financial statements should be
      read in conjunction with this Statement of Changes in
                      Stockholder's Equity.



PAGE-14-F5



                     BLUESTAR LEASING, INC.
                  (A Development Stage Company)
                    STATEMENTS OF CASH FLOWS
     FROM INCEPTION (JANUARY 31, 2001) TO DECEMBER 31, 2001

                                 Inception
                                    to
                                 12/31/01
                               ------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss                         $(232,353)

Adjustments to reconcile net
loss to net cash
       provided by operating
  activities:
Services provided to pay for        87,500
stock
Increase in interest receivable    (1,960)
Increase in accrued liabilities      2,250
Net cash used in operating       (144,563)
activities                     ------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Lease equipment inventory        (110,237)
Increase in loans receivable      (75,600)
Net cash used in investing       (185,837)
activities                     ------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Increase in loan from              100,181
shareholder
Stock issuance                       2,927
Additional paid in capital         233,088
Net cash provided by financing     336,196
activities

NET INCREASE IN CASH                 5,796

CASH, BEGINNING OF PERIOD                -
                               ------------
CASH, END OF PERIOD                 $5,796
                               ------------
SUPPLEMENTARY INFORMATION:
Interest Paid                           $-

Income taxes paid                       $-

Professional fees paid for with    $87,500
issuance of stocks             ============


   The accompanying independent auditors' report and the notes to financial statements should be
     read in conjunction with this Statement of Cash Flows.



PAGE-15-F6



                     BLUESTAR LEASING, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001

NOTE 1-ORGANIZATION AND PURPOSE

     BlueStar Leasing, Inc. (a development stage company) has been organized for the primary purpose of providing financing services for "microticket" equipment leases. The Company will originate leases for products that typically have limited distribution channels and high selling costs. The Company also intends to provide online equipment financing and financial planning services for small to mid-sized businesses through the Company's business-to-business website. The Company was incorporated in the state of Nevada on January 31, 2001. The Company has had little revenue generating operations to date, and therefore, in accordance to Statement on Financial Accounting Standards No. 7, the Company is considered a development stage company.


NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Accounting

     BlueStar Leasing, Inc.'s policy is to prepare its financial statements on the accrual basis of accounting. The fiscal year end is December 31.

     Cash and Cash Equivalents

     Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.

     Summary of Non-Cash Transactions

     There were non-cash transactions that are discussed in detail in Note 4.

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

     Fixed Assets

     Fixed assets are stated at cost or fair market value of services provided, whichever is more clearly evident. Expenditures that materially increase the life of the assets are capitalized. Ordinary maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized at that time. Depreciation is computed primarily on the straight-line method for financial statement purposes over the following estimated useful lives:



PAGE-16-F7



                     BLUESTAR LEASING, INC.
                  (A Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Fixed Assets

             Machinery and       5 Years
             Equipment

             Furniture and       7 Years
             fixture

     Lease Financing

     Lease financing consists of direct financing leases, leveraged leases and equipment on operating leases. Income on direct financing leases is recognized by a method which produces a constant periodic rate of return on the outstanding investment in the lease. Income on leveraged leases is recognized by a method which produces a constant rate of return on the outstanding net investment in the lease., net of the related deferred tax liability, in the years in which the net investment is positive. Initial direct costs are deferred and amortized using the interest method over the lease period. Equipment under operating leases is recorded at cost, net of accumulated depreciation. Income from operating leases is recognized ratably over the term of the leases.

     Income Taxes

     Income taxes are generally provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets for financial and income tax reporting. The Company has no deferred tax assets and liabilities representing the future tax return consequences of those differences because currently the Company has no material temporary timing differences that give rise to these tax assets and liabilities. Currently there are no federal income taxes due. The company has net operating loss carry forwards as follows:

               Year     Amount   Expiration
              ------------------------------
               2001    $232,353     2022

     Earnings Per Share Calculations

     Earnings per share for any specific period end is calculated by first determining the weighted average number of shares that were outstanding for the period end. The net loss for that period end is then divided by the weighted average number of shares outstanding for that period to arrive at earnings per share.

     Advertising

     Advertising   costs  are  to  be  expensed  when   incurred.
     Advertising expenses from inception to December 31, 2001 are $0.



PAGE-17-F8



                     BLUESTAR LEASING, INC.
                  (A Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001

NOTE 3-LOAN RECEIVABLE

     On September 27, 2001, the Company loaned $60,000 to InsureMart. The Company received a Promissory Note and Security Agreement dated the same. The agreement calls for an interest rate of 12% and monthly interest only payments on the 1st of each month. The note was originally due and payable in full on December 31, 2001, but the agreement called for an extension to March 31, 2002, which was exercised. The note is collateralized by all tangible and intangible assets of the maker. The note is also personally guaranteed by the owners of InsureMart. InsureMart is an automotive insurance provider. There is no common ownership between the Company and InsureMart.

     On December 26, 2001, the Company loaned $15,600 to American Motels Acquisition Company, LLC. The Company received a Promissory Note dated the same. The note is due and payable within twelve months. The note is also personally guaranteed by the owners of American Motels Acquisition Company, LLC. There is no common ownership between the Company and American Motels Acquisition Company, LLC.


NOTE 4-STOCK ISSUED FOR FUTURE SERVICES

     There is no stock issued for future services of as of December 31, 2001 in the equity section of the balance sheet. GoPublicToday.com has promised to provide future services valued at $37,500 in exchange for 250,000 shares of stock. GoPublicToday.com will help the Company develop a business plan and establish its organization and infrastructure. Ron Davis sold his rights to future services to the Company valued at $25,000 in exchange for 1,536,500 shares of stock. Christopher Secreto sold his rights to future services to the Company valued at $25,000 in exchange for 1,536,500 shares of stock.

     All of the shares related to these future services have been issued to the stockholders as of January 31, 2001 and are fully vested and non-forfeitable. As the services are provided, the related expenses will be recorded on the statement of operations and the stock issued for future services will be reduced accordingly. For the period inception through December 31, 2001, $87,500 of the services were provided and expensed.

     The value of the services is based on prior services provided by the shareholders and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of the services divided by the par value of the shares.



PAGE-18-F9



                     BLUESTAR LEASING, INC.
                  (A Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001

NOTE 5-LEASES RECEIVABLE

     The components of the net investment in direct financing leases are as follows:

                                           12/31/01
                                         -----------
       Total minimum lease payments         $133,157
       Less: unearned income                (22,920)

       Net investment in capital leases     $110,237
                                         -----------


     The following is a schedule of total minimum payments receivable on direct financing leases as of December 31, 2001:

       Year ending December 31, 2001:
       2002                                $34,022
       2003                                 33,680
       2004                                 33,681
       2005                                 31,774
       Threreafter                              0
                                          ----------
                                          $133,157
                                          ==========


NOTE 6-STOCKHOLDER'S EQUITY

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

     January 31, 2001 - The Company issued 3,323,000 shares in exchange for future services as follows:

          The Company issued 1,536,500 shares of $0.001 par value common stock to Chris Secreto in exchange for his rights to future services to be rendered in the amount of $25,000. Of the total received, $1,537 is considered common stock and $23,463 is considered additional paid-in capital. As of December 31, 2001, the full



PAGE-19-F10



                     BLUESTAR LEASING, INC.
                  (A Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001

NOTE 6-STOCKHOLDER'S EQUITY (CONTINUED)

          amount of $25,000 of the services were provided and expensed. The value of the services is based on prior services provided by Chris Secreto and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of the services divided by the par value of the shares. Shares issued in accordance with
          Section 4(2) of the Securities Act of 1933.

          The Company issued 1,536,500 shares of $0.001 par value common stock to Ronald Davis in exchange for his rights to future services to be rendered in the amount of $25,000. Of the total received, $1,536 is considered common stock and $23,464 is considered additional paid-in capital. As of December 31, 2001, the full amount of $25,000 of the services were provided and expensed. The value of the services is based on prior services provided by Ronald Davis and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of the services divided by the par value of the shares. Shares issued in accordance with Section 4(2) of the Securities Act of 1933.

          The Company issued 250,000 shares of $0.001 par value common stock to GoPublicToday.com in exchange for future services to be rendered in the amount of $37,500. Of the total received, $250 is considered common stock and $37,250 is considered additional paid-in capital. As of December 31, 2001, the full amount of $37,500 of the services were provided and expensed. The value of the services is based on prior services provided by GoPublicToday.com, Inc. and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of the services divided by the par value of the shares. Shares issued in accordance with Section 4(2) of the Securities Act of 1933.

     September 30, 2001 - The Company closed its offering pursuant to Regulation D, Rule 504 of the 1933 Securities and Exchange Act, as amended, whereby it sold a total of
     2,250,000 shares of its $0.001 par value common stock at $0.10 per share to outside investors. Of the total number of shares, 2,250,000 shares were issued in exchange for cash in the amount of $225,000, net of offering costs in the amount of $22,250 of which $22,250 was commission. Of the total cash received, $2,250 is considered common stock and $222,750 is considered additional paid-in capital. There have been no other issuances of common stock or preferred stock. The Company sold all 2,250,000 shares of its common stock to approximately 84 unaffiliated shareholders, none of whom were/are officers.

     December 31, 2001 - The Company had 6,250,000 shares of common stock issued and outstanding, held by 87 shareholders of record.



PAGE-20-F11



                     BLUESTAR LEASING, INC.
                  (A Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001

NOTE 7-RELATED PARTIES

     The Company has paid $67,500 to Newport Advisors from inception through December 31, 2001. Newport Advisors is owned and operated by one of the shareholders of the Company. These fees were for business development services provided by Newport Advisors to help set up and organize the Company. These services were provided in addition to the services provided by GoPublicToday.com referred to in Note
     4. These fees have been recorded to and are presented in the professional fee expense line item of the Statement of Operations and Accumulated Deficit.

     The Company has paid $30,000 to Arrowhead Asset Management from inception through December 31, 2001. Arrowhead Asset Management is owned and operated by one of the shareholders of the Company. These fees were for market research services provided by Arrowhead Asset Management to determine and establish the Company's marketing strategies. These services were provided in addition to the services provided by GoPublicToday.com referred to in Note 4. These fees have been recorded to and are presented in the professional fee expense line item of the Statement of Operations and Accumulated Deficit.

     The Company has paid $10,000 to GoPublicToday.com, a shareholder of the Company, from inception through December 30, 2001. These fees were for services to help the Company develop a business plan and establish its organization and infrastructure. These services were provided in addition to the services provided by GoPublicToday.com referred to in
     Note 4. These fees have been recorded to and are presented in the professional fee expense line item of the Statement of Operations and Accumulated Deficit.

     As of December 31, 2001, the Company received $100,181 from Chris Secreto (a shareholder of the Company) to finance the acquisition of machinery and equipment. The note is due and payable in full in less than twelve months; therefore, no interest is accrued.

NOTE 8-WARRANTS AND OPTIONS

     As of December 31, 2001, the following 225,000 warrants have been issued to acquire any additional shares of common stock.

          On March 5, 2001, 225,000 warrants were granted to NevWest Securities , as an incentive, in addition to the fees collected from the 504 offering and they are considered vested and exercisable upon receipt. The warrants expire 36 months from the commencement date. The estimated value of the warrants is equivalent to the par value of the shares which is $225. Upon the exercise of the warrants the purchase price is $0.11 per share. Because the current value of the shares is less than the exercise price, the shares are "out of the money"; therefore, have no aggregate value as of December 31, 2001.



PAGE-21-F12



                     BLUESTAR LEASING, INC.
                  (A Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001

NOTE 9-GOING CONCERN

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

NOTE 10-RECENT PRONOUNCEMENTS

     During 2001, the Financial Accounting Standards Board released SFAS 142 which is to be applied starting with fiscal years beginning after December 31, 2001. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Currently the Company has no acquired goodwill or other intangible assets; therefore, this standard has no effect on the financial statements when adopted.






PAGE-22-F13




                            PART III

ITEM  9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS  AND  CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officer are as follows:

    Name       Age        Position        Appointed       Term

Christopher    39    President and       January 31,     1 year
R. Secreto           Director                2001         (1)

Ronald A.      56    Treasurer,          January 31,     1 year
Davis                Secretary and           2001         (1)
                     Director

T. Ross Reida  42    Director            January 31,     1 year
                                             2001         (1)

Footnotes:
      (1) Directors hold office for one year or until a successor or successors are elected and appointed.

Christopher R. Secreto, CEO, President and Director, has been President of Newport Advisors, Inc. and its predecessor since 1995. Through Newport Advisors, Inc., a merchant and investment banking boutique engaged in raising capital for small and midsize public and private companies, Mr. Secreto advises companies on mergers and acquisitions, asset sales and divestitures, balance sheet restructuring, and public market awareness. For five years, Mr. Secreto worked as a portfolio manager and trader for a $100 million hedge fund, Genesee Investments, dedicated to private equity investments and open market securities trading. During his tenure, the fund completed in excess of 100 private equity investments. Mr. Secreto was also a financial analyst at The Boeing Company and began his financial career as a financial consultant at Merrill Lynch & Co. He holds a Bachelor's of Arts in Business Administration with an emphasis on marketing and finance. Mr. Secreto dedicates approximately 25% of his time to the operations of BlueStar Leasing. He expects to contribute approximately 50% of his time as our operations require.

Ronald A. Davis, Treasurer, Secretary and Director, was the Chief Executive Officer for Caffe Diva from 1996 until 2000. Since
1976, he was a business consultant specializing in financial advisory services to startup and early stage companies. During the period from 1976 to 1996, Mr. Davis has owned and developed real estate for himself and others, both as a principal and an agent. Mr. Davis believes this experience has exposed him to the needs and operating problems faced by contractors in the construction trade. His experience in real estate development has assisted the Company in making key leasing decisions. Prior to joining the Company, he held positions with Goldman Sachs & Dean Witter & Co. He earned a Bachelor's of Science Degree in Management and a Master's of Business Administration from the University of Southern California. Mr. Davis provides approximately 50% of his time to our operations. He expects to dedicate approximately 75% of his time as our operations dictate.

T. Ross Reida, Director, Since February 1996, Mr. Reida has been a principal of Advantage Equipment Leasing, LLC, an equipment leasing brokerage firm. Mr. Reida is principally responsible for origination, documenting, closing and brokering lease transactions. Through Advantage, Mr. Reida has developed and presently maintains relationships with a variety of national lenders.

Directors

Our directors serve for a one-year term. Our bylaws currently provide for a board of directors comprised of a minimum of one director.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions. Currently, the member of our board of directors participate in discussions concerning executive officer compensation.



PAGE-23-



Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

ITEM 10.  EXECUTIVE COMPENSATION

We do not have employment agreements with our executive officers. We continue to have discussions with our attorneys to determine the appropriate terms needed for the creation of employment agreements for our officers. There has been no discussion with any of our officers regarding any potential terms of these agreements, nor have such terms been determined with any specificity. We plan to have these agreements completed by the beginning of the next year. We have no proposal, understanding or arrangement concerning accrued earnings to be paid in the future. In the meanwhile, all of our executive officers have been drawing salaries since they were appointed to their positions.

                    Summary Compensation Table

                     Annual              Long-Term Compensation
                  Compensation
             ------------------          -------------------------------------
Name and     Year  Salary Bonus  Other   Restricted  Securities  LTIP     All
Principal            ($)   ($)   Annual    Stock     Underlying  Payouts Other
Position                         Compen-   Awards    Options(#)   ($)    Comp-
                                 sation     ($)                          ensa-
                                  ($)                                    tion
                                                                         ($)

Christopher R.  2001  0     0      0         0           0         0      0
Secreto
President,
CEO and
Director

Ronald A. Davis 2001  0     0      0         0           0         0      0
Treasurer,
Secretary and
Director

T. Ross Reida,  2001  0     0      0         0           0         0      0
Director

Employment Agreements

We do not have employment agreements.

Board Compensation

Members   of   our  board  of  directors  do  not  receive   cash
compensation for their services as directors, although some directors are reimbursed for reasonable expenses incurred in attending board or committee meetings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following tables set forth the ownership, as of the date of this registration statement, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control of our company.



PAGE-24-



         Name and Address of     Amount and
                                   Nature
 Title     Beneficial Owner     of Beneficial     Percent of
  of                                Owner            Class
 Class
--------------------------------------------------------------
Common   Christopher R.           1,875,000         30.00%
         Secreto, President,
         CEO and Director(1)

Common   Ronald A. Davis,         1,875,000         30.00%
         Treasurer, Secretary
         and Director(1)

Common   T. Ross Reida,               -                -
         Director(1)

Common   All directors and        3,750,000         60.00%
         named executive
         officers as a group
         (3 persons)

1)  The  address of officers and directors in the  table  is  c/o
BlueStar  Leasing, Inc., 500 North Rainbow Blvd, Suite  300,  Las
Vegas, NV 89107.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 6,250,000 shares of common stock outstanding as of March 28, 2002.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 31, 2001, BSL issued 3,750,000 shares of $0.001 par value common stock to its two founding shareholders, Messrs.
Secreto and Davis, in exchange for their rights to future services to be rendered in the amount of $50,000. Shares were issued in accordance with Section 4(2) of the Securities Act of 1933. The services to be provided consist of consulting services, development of a business plan and establishing of our organization and infrastructure.

On January 31, 2001, the Company issued 250,000 shares of $0.001 par value common stock to one sophisticated purchaser, GoPublicToday.com, Inc., in exchange for services to be rendered in the amount of $37,500. The shares were issued in accordance with Section 4(2) of the Securities Act of 1933. BlueStar Leasing, Inc. engaged GoPublicToday.com, Inc. to provide consulting and document preparation services related to registration of the Company's Regulation D, Rule 504 offering in the State of Nevada and compliance with applicable regulatory provisions.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

A  list  of exhibits required to be filed as part of this  Annual
Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b)   Reports on Form 8-K

The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.



PAGE-25-



                           SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUESTAR LEASING, INC.

Date:  March 28, 2002

By:  /s/ Christopher Secreto
    -------------------------
     Christopher Secreto
     President and Director












PAGE-26-



                        INDEX TO EXHIBITS

Exhibit   Name and/or Identification of Exhibit
Number

  3      Articles of Incorporation & By-Laws
          (a)  Articles of Incorporation of the Company.*
          (b)  By-Laws of the Company.*

  10     Material Contracts
          Office Lease Agreement.*

* Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.









PAGE-27-