Form 10KSB/A
period 2001-12-31
BLUESTAR LEASING INC
filed 2002-04-09
CIK 1160544

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB

[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

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



PAGE-4-



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

B.     Holders

As of December 31, 2001, we had approximately 87 shareholders of record.

As of December 31, 2001, there were 225,000 outstanding warrants.
The terms and holders of the warrants are as follows:

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



PAGE-7-



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



PAGE-8-



ITEM 7.  FINANCIAL STATEMENTS














                     BLUESTAR LEASING, INC.

                  (A DEVELOPMENT STAGE COMPANY)

                  AUDITED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001








PAGE-9-



                            CONTENTS


INDEPENDENT AUDITOR'S REPORT


FINANCIAL STATEMENTS:

Balance Sheets                                                  1

Statement of Operations and                                     2
Accumulated Deficit

Statement of Changes in                                         3
Stockholders' Equity

Statement of Cash Flows                                         4

NOTES TO FINANCIAL STATEMENTS:                               5-10












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



PAGE-11-



                     BLUESTAR LEASING, INC.
                  (A Development Stage Company)
                         BALANCE SHEETS
                     AS OF DECEMBER 31, 2001

                             ASSETS
                                        12/31/01
                                   --------------
CURRENT ASSETS:
Cash                                      $5,796
Interest receivable                        1,960
Loan receivable                           75,600
Net investment in capital leases          15,239
Total current assets                      98,595
                                   --------------
INVESTMENTS:
Net investment in capital leases          94,998
Total investments                         94,998
                                   --------------
TOTAL ASSETS:                           $193,593
                                   --------------
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrused liabilities                      $2,250
Due to shareholder                       100,181
Total current liabilities                102,431
                                   --------------
STOCKHOLDERS' EQUITY:
Common stock; 20,000,000
authorized; 6,250,000
issued and outstanding as of
December 31, 2001;
par value of $0.001                       $6,250
Preferred stock; 5,000,000                     -
authorized; none issued and
outstanding as of December 31,
2001; par value of $0.001
Additional paid in capital               317,265
Accumulated deficit in                 (232,353)
development stage
Total stockholders' equity                91,162
                                   --------------
TOTAL LIABILITIES AND                   $193,593
STOCKHOLDERS' EQUITY               ==============





   The accompanying independent auditors' report and the notes to financial statements should be
          read in conjunction with these Balance Sheet.



PAGE-12-F1



                     BLUESTAR LEASING, INC.
                  (A Development Stage Company)
          STATEMENT OF OPERATIONS AND ACCUMLATED DEFICT
     FROM INCEPTION (JANUARY 31, 2001) TO DECEMBER 31, 2001


                                  Inception
                                     to
                                  12/31/00
                               --------------
REVENUES                              $98
COST OF REVENUES                        -
Gross profit                           98
                               --------------
EXPENSES:
General and administrative       (22,993)
Professional fees               (211,418)
Total expenses                  (234,411)
                               --------------
Operating loss                  (234,313)

OTHER INCOME
Interest income                     1,960
Total other income                  1,960
                               --------------
Loss before income taxes        (232,353)
Income tax expense                      -
                               --------------
NET INCOME (LOSS)               (232,353)

ACCUMULATED DEFICIT,                    -
beginning of period
ACCUMULATED DEFICIT, end of    $(232,353)
period                         ==============

Weighted average number of      4,803,882
shares outstanding             ==============

Net loss per share                $(0.05)
                               ==============



   The accompanying independent auditors' report and the notes to financial statements should be
    read in conjunction with this Statement of Operations and
                      Accumulated Deficit.



PAGE-13-F2



                     BLUESTAR LEASING, INC.
                  (A Development Stage Company)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
     FROM INCEPTION (JANUARY 31, 2001) TO DECEMBER 31, 2001


                   Common Stock    Additional  Stock  Accumulated Total
                                   Paid in    Issued   Deficit   Stockholders'
                                   Capital    for     Dev.Stage  Equity
                                              Future
                   Shares  Value              Services
                 ------------------------------------------------------------

Issued for cash
January 31, 2001  677,000    $677   $10,338      $-         $-   $11,015


Issued for
services
January 31, 2001 3,073,000  3,073    46,927  (50,000)        -         -


Issued for
services
January 31, 2001  250,000     250    37,250  (37,500)        -         -


Issued for cash
August 31, 2001  2,250,000  2,250   222,750        -         -   225,000


Issued for
services
August 31, 2001          -      -         -   25,000         -    25,000


Issued for
services
September 30,            -      -         -   18,750         -    18,750
2001

Issued for
services
December 31,             -      -         -   43,750         -    43,750
2001

Net loss
December 31,             -      -         -        -  (232,353) (232,350)
2001
              --------------------------------------------------------------
Total
December 31,     6,250,000  $6,250  $317,265      $-  $(232,353) $91,162
2001          ==============================================================





   The accompanying independent auditors' report and the notes to financial statements should be
      read in conjunction with this Statement of Changes in
                      Stockholder's Equity.



PAGE-14-F3



                     BLUESTAR LEASING, INC.
                  (A Development Stage Company)
                    STATEMENTS OF CASH FLOWS
     FROM INCEPTION (JANUARY 31, 2001) TO DECEMBER 31, 2001

                                 Inception
                                    to
                                 12/31/01
                                ------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss                         $(232,353)
Adjustments to reconcile net
loss to net cash
       provided by operating
  activities:
Services provided to pay for        87,500
stock
Increase in interest receivable    (1,960)
Increase in accrued liabilities      2,250
Net cash used in operating       (144,563)
activities                      ------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Lease equipment inventory        (110,237)
Increase in loans receivable      (75,600)
Net cash used in investing       (185,837)
activities                      ------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Increase in loan from              100,181
shareholder
Stock issuance                       2,927
Additional paid in capital         233,088
Net cash provided by financing     336,196
activities

NET INCREASE IN CASH                 5,796

CASH, BEGINNING OF PERIOD                -
                                ------------
CASH, END OF PERIOD                 $5,796
                                ------------
SUPPLEMENTARY INFORMATION:
Interest Paid                           $-
                                ============
Income taxes paid                       $-
                                ------------
Professional fees paid for with    $87,500
issuance of stocks              ============



   The accompanying independent auditors' report and the notes to financial statements should be
     read in conjunction with this Statement of Cash Flows.



PAGE-15-F4



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



PAGE-16-F5



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

               Year     Amount   Expiration
               ----------------------------
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



PAGE-17-F6



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


NOTE 4-STOCK ISSUED FOR FUTURE SERVICES

     There is no stock issued for future services of as of December 31, 2001 in the equity section of the balance sheet. GoPublicToday.com has promised to provide future services valued at $37,500 in exchange for 250,000 shares of stock. GoPublicToday.com will help the Company develop a business plan and establish its organization and infrastructure. The future services consists of the preparation and filing of all required documents with regards to (1) the registration of the direct public offering and (2) the full registration, under Section 12(d) or 12(g) of the Securities Exchange Act, of the Form 10-SB; the preparation of Form 211 to be filed with NASD, assist client with locating and negotiating a contract with a licensed level three market maker, and assisting client in answering any and all comment letters received from the
     NASD.      The   agreements  continue  until  the  Company's
     securities are qualified for quotation on the over the counter bulliten board. Newport Advisors entered into an agreement with GoPublicToday.com, Inc. whereby it is liable to pay for $50,000 of services, which will be performed for the Company. In exchange for this shareholders' commitment to pay for services, on behalf of the Company, it received 3,073,000 shares of stock. Subsequently, Newport Advisors transferred 1,536,500 of its shares to Ron Davis and 1,536,500 shares to Christopher Secreto.

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



PAGE-18-F7



                     BLUESTAR LEASING, INC.
                  (A Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001

NOTE 5-LEASES RECEIVABLE

     The components of the net investment in direct financing leases are as follows:

                                           12/31/01
                                           ----------
       Total minimum lease payments         $133,157
       Less: unearned income                (22,920)
                                           ----------
       Net investment in capital leases     $110,237
                                           ==========


     The following is a schedule of total minimum payments receivable on direct financing leases as of December 31, 2001:

       Year ending December 31, 2001:
       2002                                 $34,022
       2003                                 33,680
       2004                                 33,681
       2005                                 31,774
       Threreafter                              0
                                           ----------
                                            $133,157
                                           ----------

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

     January 31, 2001 - The Company issued 3,323,000 shares in exchange for future services as follows:

     The Company issued 3,073,000 shares of $0.001 par value common stock to Newport Advisors in exchange for its commitment to pay for services to be rendered in the amount of $50,000. Of the total received, $3,073 is considered common stock and $42,927 is considered additional paid-in capital.



PAGE-19-F8



                     BLUESTAR LEASING, INC.
                  (A Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001

NOTE 6-STOCKHOLDER'S EQUITY (CONTINUED)

          Subsequently, Newport Advisors transferred 1,536,500 to
          Ron Davis and 1,536,500 to Chris Secreto.

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



PAGE-20-F9



                     BLUESTAR LEASING, INC.
                  (A Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001

NOTE 7-RELATED PARTIES (CONTINUED)

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



PAGE-21-F10




                            PART III

ITEM  9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS  AND  CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officer are as follows:

    Name      Age        Position         Appointed       Term
---------------------------------------------------------------
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



PAGE-22-



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



PAGE-23-



         Name and Address of     Amount and
                                   Nature
 Title     Beneficial Owner     of Beneficial     Percent of
  of                                Owner            Class
 Class
-------------------------------------------------------------
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



PAGE-24-



                           SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUESTAR LEASING, INC.

Date:  April 8, 2002

By:  /s/ Christopher Secreto
------------------------------
     Christopher Secreto
     President and Director













PAGE-25-




                        INDEX TO EXHIBITS

Exhibi Name and/or Identification of Exhibit
  t
Number
  3    Articles of Incorporation & By-Laws
          (a)  Articles of Incorporation of the Company.*
          (b)  By-Laws of the Company.*
  10   Material Contracts
          Office Lease Agreement.*

* Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.


















PAGE-26-