Form 10KSB/A
period 2001-12-31
BLUESTAR LEASING INC
filed 2002-04-19
CIK 1160544

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



PAGE-7-



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





                              Chavez & Koch, CPA's, Ltd.

March 12, 2002
Henderson, Nevada



PAGE-11-F1



                     BLUESTAR LEASING, INC.
                  (A Development Stage Company)
                         BALANCE SHEETS
                     AS OF DECEMBER 31, 2001

                             ASSETS
                                    12/31/01
                                   -------------
CURRENT ASSETS:
Cash                                      $5,796
Interest receivable                        1,960
Loan receivable                           75,600
Net investment in capital leases          15,239
                                   -------------
Total current assets                      98,595
                                   -------------
INVESTMENTS:
Net investment in capital leases          94,998
Total investments                         94,998
                                   -------------
TOTAL ASSETS:                           $193,593
                                   -------------
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrused liabilities                      $2,250
Due to shareholder                       100,181
Total current liabilities                102,431
                                   -------------
STOCKHOLDERS' EQUITY:
Common stock; 20,000,000
authorized; 6,250,000
issued and outstanding as of
December 31, 2001;
par value of $0.001                       $6,250
Preferred stock; 5,000,000                     -
authorized; none issued and
outstanding as of December 31,
2001; par value of $0.001
Additional paid in capital               317,265
Accumulated deficit in                 (232,353)
development stage                  -------------
Total stockholders' equity                91,162
                                   -------------
TOTAL LIABILITIES AND                   $193,593
STOCKHOLDERS' EQUITY               =============





   The accompanying independent auditors' report and the notes to financial statements should be
          read in conjunction with these Balance Sheet.



PAGE-12-F2



                     BLUESTAR LEASING, INC.
                  (A Development Stage Company)
          STATEMENT OF OPERATIONS AND ACCUMLATED DEFICT
     FROM INCEPTION (JANUARY 31, 2001) TO DECEMBER 31, 2001


                               Inception
                                  to
                               12/31/00
                              -----------
REVENUES                              $98
COST OF REVENUES                        -
Gross profit                           98

EXPENSES:
General and administrative       (22,993)
Professional fees               (211,418)
                              -----------
Total expenses                  (234,313)
                              -----------
Operating loss
Interest income                     1,960
Total other income                  1,960

Loss before income taxes        (232,353)
Income tax expense                      -
                              -----------
NET INCOME (LOSS)               (232,353)

ACCUMULATED DEFICIT,                    -
beginning of period

ACCUMULATED DEFICIT, end of    $(232,353)
period                        ===========

Weighted average number of      4,803,882
shares outstanding            ===========

Net loss per share                $(0.05)
                              ===========






   The accompanying independent auditors' report and the notes to financial statements should be
    read in conjunction with this Statement of Operations and
                      Accumulated Deficit.



PAGE-13-F3



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



PAGE-14-F4



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



PAGE-15-F5



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



PAGE-16-F6



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



PAGE-17-F7



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



PAGE-18-F8



                     BLUESTAR LEASING, INC.
                  (A Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2001

NOTE 5-LEASES RECEIVABLE

     The components of the net investment in direct financing leases are as follows:

                                           12/31/01
                                          -----------
       Total minimum lease payments         $133,157
       Less: unearned income                (22,920)

       Net investment in capital leases     $110,237
                                           ==========


     The following is a schedule of total minimum payments receivable on direct financing leases as of December 31, 2001:

       Year ending December 31, 2001:
       2002                                 $34,022
       2003                                 33,680
       2004                                 33,681
       2005                                 31,774
       Threreafter                              0
                                          -----------
                                            $133,157
                                          ===========

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



PAGE-19-F9



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



PAGE-20-F10



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



PAGE-21-F11



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







PAGE-22-F12



                            PART III

ITEM  9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS  AND  CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officer are as follows:

    Name       Age        Position        Appointed       Term
-------------------------------------------------------------------
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



PAGE-24-



         Name and Address of     Amount and
                                   Nature
 Title     Beneficial Owner     of Beneficial     Percent of
  of                                Owner            Class
 Class
---------------------------------------------------------------
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

BLUESTAR LEASING, INC.

Date:  March 28, 2002

By:  /s/ Christopher Secreto
     -----------------------
     Christopher Secreto
     President and Director









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