Form 10KSB/A
period 2001-12-31
BLUESTAR LEASING INC
filed 2002-04-29
CIK 1160544

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






PAGE-5-



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

A.     Plan of Operation

Since  our  inception  on January 31, 2001 through  December  31,
2001, we incurred a net loss of $733,838. Our efforts have focused primarily on the development of our plan of operations, implementing our initial business strategy and raising working capital through equity financing.

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




                              Chavez & Koch, CPA's, Ltd.

March 12, 2002
Henderson, Nevada



PAGE-11-



                     BLUESTAR LEASING, INC.
                  (A Development Stage Company)
                         BALANCE SHEETS
                     AS OF DECEMBER 31, 2001

                             ASSETS
                                       12/31/01
                                     -------------
CURRENT ASSETS:
Cash                                      $5,796
Interest receivable                        1,960
Loan receivable                           75,600
Net investment in capital leases          15,239
                                     -------------
Total current assets                      98,595
                                     -------------
INVESTMENTS:
Net investment in capital leases          94,998
                                     -------------
Total investments                         94,998
                                     -------------
TOTAL ASSETS:                           $193,593
                                     =============

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued liabilities                       $2,250
Due to shareholder                       100,181
                                     -------------
Total current liabilities                102,431
                                     -------------
STOCKHOLDERS' EQUITY:
Common stock; 20,000,000
authorized; 6,250,000
issued and outstanding as of
December 31, 2001;
par value of $0.001                       $6,250
Preferred stock; 5,000,000                     -
authorized; none issued and
outstanding as of December 31,
2001; par value of $0.001
Additional paid in capital               818,750
Accumulated deficit in                 (733,838)
development stage                    -------------
Total stockholders' equity                91,162
                                     -------------
TOTAL LIABILITIES AND                   $193,593
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


                               Inception
                                  to
                               12/31/00
                              -------------
REVENUES                              $98
COST OF REVENUES                        -
                              -------------
Gross profit                           98
                              -------------
EXPENSES:
General and administrative         22,993
Professional fees                 712,903
                              -------------
Total expenses                    735,896

Operating loss                  (735,798)

OTHER INCOME
Interest income                     1,960
                              -------------
Total other income                  1,960

Loss before income taxes        (733,838)
Income tax expense                      -
                              -------------
NET INCOME (LOSS)               (733,838)

ACCUMULATED DEFICIT,                    -
beginning of period           -------------

ACCUMULATED DEFICIT, end of    $(733,838)
period                        =============

Weighted average number of      4,803,882
shares outstanding            =============

Net loss per share                $(0.15)
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


                                                                        Total
                 Common Stock   Additional  Stock Issued  Deficit      Stock-
                --------------     Paid     for Future    Accumulated holders'
                Shares   Value  In Capital  Services      Dev. Stage   Equity
-----------------------------------------------------------------------------

Issued for cash
January 31,     73,440   $ 73   $ 10,943      $ -             -       $11,016
2001

Issued for
services
January 31,    301,780    302     44,965        -             -        45,267
2001

Issued for
services
January 31,    301,780    302     44,965        -             -        45,267
2001

Issued for
services
January 31,    333,333    333     49,667  (50,000)            -             -
2001

Issued for
services
January 31,   2,739,667  2,740   408,210        -             -       410,950
2001

Issued for
services
January 31,    250,000    250     37,250  (37,500)            -             -
2001

Issued for cash
August 31,    2,250,000 2,250    222,750        -             -       225,000
2001

Issued for
services
August 31,           -      -          -    25,000            -        25,000
2001

Issued for
services
September 30,        -      -          -    18,750            -        18,750
2001

Issued for
services
December 31,         -      -          -    43,750            -        43,750
2001

 Net loss
 December 31,        -      -          -         -     (733,838)    (733,838)
 2001          --------------------------------------------------------------

 Total
 December 31,  6,250,000  $6,250  $818,750      $-    $(733,838)     $91,162
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



PAGE-14-F3



                     BLUESTAR LEASING, INC.
                   (A Development Stage Company)
                    STATEMENTS OF CASH FLOWS
                     FROM INCEPTION (JANUARY
                      31, 2001) TO DECEMBER
                            31, 2001

                                  Inception
                                      to
                                   12/31/01
                                  -----------
 CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net loss                          $(733,838)
 Adjustments to reconcile net
 loss to net cash
      provided by operating
 activities:
 Services provided to pay for         87,500
 stock
 Stock based compensation            501,485
 Increase in interest receivable     (1,960)
 Increase in accrued liabilities       2,250
                                  -----------
 Net cash used in operating        (144,563)
 activities                       -----------

 CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Lease equipment inventory         (110,237)
 Increase in loans receivable       (75,600)
                                  -----------
 Net cash used in investing        (185,837)
 activities                       -----------

 CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Increase in loan from               100,181
 shareholder
 Stock issuance                        2,927
 Additional paid in capital          233,088
                                  -----------
 Net cash provided by financing      336,196
 activities

 NET INCREASE IN CASH                  5,796

 CASH, BEGINNING OF PERIOD                 -
                                  -----------
 CASH, END OF PERIOD                  $5,796
                                  ===========
 SUPPLEMENTARY INFORMATION:
 Interest Paid                            $-
                                  ===========
 Income taxes paid                        $-
                                  ===========
 Professional fees paid for with     $87,500
 issuance of stocks               ===========



    The accompanying independent auditors' report and the notes to financial statements should be read in conjunction with this Statement of Cash Flows.



PAGE-15-F4



                    BLUESTAR LEASING, INC.
                (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2001

NOTE 1-ORGANIZATION AND PURPOSE

BlueStar Leasing, Inc. (a development stage company) has been organized for the primary purpose of providing financing services for 'microticket' equipment leases. The Company will originate leases for products that typically have limited distribution channels and high selling costs. The Company also intends to provide online equipment financing and financial planning services for small to mid-sized businesses through the Company's business-to-business website. The Company was incorporated in the state of Nevada on January 31, 2001. The Company has had little revenue generating operations to date, and therefore, in accordance to Statement on Financial Accounting Standards No. 7, the Company is considered a development stage company.


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



PAGE-16-F5



                    BLUESTAR LEASING, INC.
                (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fixed Assets

Machinery and Equipment	5 Years
Furniture and fixture	7 Years

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

Year    Amount      Expiration
-------------------------------
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



PAGE-17-F6



                    BLUESTAR LEASING, INC.
                (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2001

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation to Non-Employees

The Company enters into transactions whereby it compensates outside service providers with stock in exchange for the services. In accordance with SFAS 123 Accounting for Stock-Based Compensation, the Company determines the fair value of the services to determine how many shares are to be issued; otherwise, if the value of the services cannot be determined, then the fair value of the stock is used to determine the value of the services.


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


NOTE 4-STOCK ISSUED FOR FUTURE SERVICES

There is no stock issued for future services of as of December 31,
2001 in the equity section of the balance sheet.  GoPublicToday.com has promised to provide future services valued at $37,500 in exchange for 250,000 shares of stock. GoPublicToday.com will help the Company develop a business plan and establish its organization and infrastructure. The future services consists of the preparation and filing of all required documents with regards to (1) the registration of the direct public offering and (2) the full registration, under Section 12(d) or 12(g) of the Securities Exchange Act, of the Form 10-SB; the preparation of Form 211 to be filed with NASD, assist client with locating and negotiating a contract with a licensed level three market maker, and assisting client in answering any and all comment letters received from
the NASD.    The agreements continue until the Company's securities are qualified for quotation on the over the counter bulliten board. Newport Advisors entered into an agreement with GoPublicToday.com, Inc. whereby it is liable to pay for $50,000 of services, which will be performed for the Company. In exchange for this shareholders' commitment to pay for services, on behalf of the Company, it received 333,333 shares of stock.



PAGE-18-F7



                    BLUESTAR LEASING, INC.
                (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2001

NOTE 4-STOCK ISSUED FOR FUTURE SERVICES (CONTINUED)

Subsequently, Newport Advisors transferred 166,667 of its shares to Ron Davis and 166,666 shares to Christopher Secreto.

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
                                   -----------
                                    $133,157
                                   ===========

NOTE 6-STOCKHOLDER'S EQUITY

January 31, 2001 - The Company issued 677,000 shares to the two company founders in exchange for cash and services as follows:

The Company issued to Chris Secreto 36,720 shares of $0.001 par value common stock in exchange for cash in the amount of $5,508.
Of the total amount received,



PAGE-19-F8



                    BLUESTAR LEASING, INC.
                (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2001

NOTE 6-STOCKHOLDER'S EQUITY (CONTINUED)

$37 is considered common stock and $5,471 is considered additional paid-in capital.

The Company issued to Ronald Davis 36,720 shares of $0.001 par value common stock in exchange for cash in the amount of $5,508.
Of the total amount received, $37 is considered common stock and $5,471 is considered additional paid-in capital.

The Company issued to Chris Secreto 301,780 shares of $0.001 par value common stock in exchange for services in the amount of $45,267. Of the total amount received, $302 is considered common stock and $44,965 is considered additional paid in capital. The Company determined the fair value of the shares based upon contemporaneous issuance at $.15 per share.

The Company issued to Ron Davis 301,780 shares of $0.001 par value common stock in exchange for services in the amount of $45,267.
Of the total amount received, $302 is considered common stock and $44,965 is considered additional paid in capital. The Company determined the fair value of the shares based upon contemporaneous issuance at $.15 per share.

All of these shares were issued in accordance with Section 4(2) of the Securities Act of 1933.

January 31, 2001 - The Company issued 3,323,000 shares in exchange for future services as follows:

The Company issued 333,333 shares of $0.001 par value common stock to Newport Advisors in exchange for its commitment to pay for services to be rendered in the amount of $50,000. Of the total received, $333 is considered common stock and $49,667 is considered additional paid-in capital.

The Company issued 2,739,667 shares of $0.001 par value common stock to Newport Advisors in exchange for services in the amount of $410,950.
Of the total received, $2,740 is considered common stock and $408,210 is considered additional paid in capital. The Company determined the fair value of the shares based upon contemporaneous issuance at $.15 per share.

Subsequently, Newport Advisors transferred 1,536,500 to Ron Davis and 1,536,500 to Chris Secreto.

The Company issued 250,000 shares of $0.001 par value common stock to GoPublicToday.com in exchange for future services to be rendered in the amount of $37,500. Of the total received, $250 is considered common stock and $37,250 is considered additional paid-in capital.
As of December 31, 2001, the full amount of $37,500 of the services were provided and expensed. The value of the services is based on prior services provided by GoPublicToday.com, Inc. and on the cost of similar services provided by other similar service providers. The



PAGE-20-F9



                    BLUESTAR LEASING, INC.
                (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2001

NOTE 6-STOCKHOLDER'S EQUITY (CONTINUED)

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



PAGE-21-F10



                    BLUESTAR LEASING, INC.
                (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2001


NOTE 7-RELATED PARTIES (CONTINUED)

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

On March 5, 2001, 225,000 warrants were granted to NevWest Securities, as an incentive, in addition to the fees collected from the 504 offering and they are considered vested and exercisable upon receipt. The warrants expire 36 months from the commencement date. The estimated value of the warrants is equivalent to the par value of the shares which is $225. Upon the exercise of the warrants the purchase price is $0.11 per share. Because the current value of the shares is less than the exercise price, the shares are "out of the money"; therefore, have no aggregate value as of December 31, 2001.


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



PAGE-22-F11




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