Form 10QSB
period 2002-03-31
BLUESTAR LEASING INC
filed 2002-05-15
CIK 1160544

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB

(Mark One)
[X]                           QUARTERLY REPORT PURSUANT TO SECTION
                             13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

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



PAGE-1-



                      BLUESTAR LEASING, INC.


                         Table of Contents
                                                                Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Independent Accountant's Review Report                          5

Balance Sheets                                                  6

Statements of Operations and Accumulated Deficit                7

Statements of Cash Flows                                        8

Notes to Financial Statements                                   9

Item 2. Management's Discussion and Plan of Operation           17

PART II - OTHER INFORMATION

Item 6. Exhibits                                                19

SIGNATURES                                                      20






PAGE-2-









                      BLUE STAR LEASING, INC.

                   REVIEWED FINANCIAL STATEMENTS

                          MARCH 31, 2002

                            (UNAUDITED)











PAGE-3-



                             CONTENTS


INDEPENDENT ACCOUNTANT'S REVIEW REPORT

FINANCIAL STATEMENTS

Balance Sheets                                            1

Statements Income and Accumulated Deficit                 2

Statements of Cash Flows                                  3

NOTES TO FINANCIAL STATEMENTS                             4-11











PAGE-4-



              INDEPENDENT ACCOUNTANT'S REVIEW REPORT

To the Board of Directors of
BlueStar Leasing, Inc.:

We have reviewed the accompanying balance sheet of BlueStar Leasing, Inc. as of March 31, 2002 and 2001, the related statements of income and accumulated deficit and cash flows for the periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of BlueStar Leasing, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in Note 10 to these financial statements, the Company has had limited operations and has not established a long-term source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regards to this issue is also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                              Chavez & Koch, CPA's, Ltd.

April 14, 2002
Henderson, Nevada



PAGE-5-



                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

                      BLUESTAR LEASING, INC.
                          BALANCE SHEETS
                       AS OF MARCH 31, 2002
                        AND MARCH 31, 2001
                            (UNAUDITED)


                      ASSETS

                                      3/31/2002   3/31/2001
                                     ----------------------

CURRENT ASSETS:
Cash                                  $5,123        $2,487
Note receivable                       75,600         1,016
Prepaid services                           -       501,484
Net investment in capital leases      11,645             -
                                     ----------------------
Total current assets                  92,368       504,987
                                     ----------------------

INVESTMENTS:
Net investment in capital leases      94,998             -
                                     ----------------------
Total investments                     94,998             -
                                     ----------------------

TOTAL ASSETS                        $187,366      $504,987
                                     ======================

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued liabilities                   $1,530            $-
Due to shareholder                   100,181             -
                                     ----------------------
Total current liabilities            101,711             -
                                     ----------------------

STOCKHOLDERS' EQUITY:
Common stock; 20,000,000 authorized;
6,250,000 and
4,000,000 issued and outstanding as
of March 31, 2002 and
March 31, 2001, respectively; par      6,250         4,000
value of $.001
Preferred stock; 5,000,000
authorized; none issued and
outstanding as of March 31, 2002 and
March 31, 2001
par value of $.001                         -             -
Additional paid in capital           818,750       596,000
Stock issued for future services           -       (87,500)
Accumulated deficit                 (739,345)       (7,513)
                                     ----------------------
Total stockholders' equity            85,655       504,987
                                     ----------------------

TOTAL LIABILITIES AND STOCKHOLDERS'  $187,366     $504,987
EQUITY                               ======================




 The accompanying independent accountants' report and the notes to financial statements should be
          read in conjunction with these Balance Sheets.



PAGE-6-F1



                      BLUESTAR LEASING, INC.
           STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
            FOR THE PERIOD JANUARY 1, TO MARCH 31, 2002
                  AND INCEPTION TO MARCH 31, 2001
                            (UNAUDITED)

                                    1/1/2002   Inception
                                      to          to
                                    3/31/2002  3/31/2001
                                   ----------------------

REVENUES                            $2,020          $-
COST OF REVENUES                         -           -
                                   ----------------------
Gross Profit                         2,020           -
                                   ----------------------
EXPENSES:
General and administrative              27          13
Organization cost                       85           -
Professional fees                    7,415       7,500
                                   ----------------------
Total expenses                       7,527       7,513
                                   ----------------------
Loss before taxes                   (5,507)     (7,513)


Income tax expense                       -         -
NET INCOME (LOSS)                   (5,507)     (7,513)


ACCUMULATED DEFICIT, beginning of  (733,838)       -
period                             ----------------------

ACCUMULATED DEFICIT, end of period (739,345)   (7,513)
                                   ======================

Weighted average number of shares  4,803,882    4,000,000
outstanding                        ======================

Net loss per share                  $(0.00)    $(0.00)
                                   ======================


 The accompanying independent accountants' report and the notes to financial statements should be
    read in conjunction with these Statements of Operations and
                       Accumulated Deficit.



PAGE-7-F2



                      BLUESTAR LEASING, INC.
                     STATEMENTS OF CASH FLOWS
            FOR THE PERIOD JANUARY 1, TO MARCH 31, 2002
                  AND INCEPTION TO MARCH 31, 2001
                            (UNAUDITED)

                                    1/1/20002   Inception
                                      to          to
                                    3/31/2002   3/31/2001
                                    ----------------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss                            $(5,507)    $(7,513)

Adjustment to reconcile net loss
to net cash
provided by operating activities:
Depreciation                              -           -
Decrease in interest receivable       1,960           -
Increase in accrued liabilities        (720)          -
                                    ----------------------
Net cash used in operating           (4,267)     (7,513)
activities                          ----------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Leased equipment inventory            3,594           -
                                    ----------------------
Net cash provided by investing        3,594           -
activities                          ----------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Stock issuance                            -      10,000
                                    ----------------------
Net cash provided by financing            -      10,000
activities                          ----------------------

NET INCREASE IN CASH                 (4,267)     (7,513)


CASH, BEGINNING OF PERIOD             5,796           -
                                    ----------------------
CASH, END OF PERIOD                  $5,123      $2,487
                                    ======================
SUPPLEMENTAL INFORMATION:
Interest paid                           $ -         $ -
                                    ======================
Taxes paid                              $ -         $ -
                                    ======================

 The accompanying independent accountants' report and the notes to financial statements should be
     read in conjunction with these Statements of Cash Flows.



PAGE-8-F3



                      BLUESTAR LEASING, INC.
                   NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 2002


NOTE 1 - ORGANIZATION AND PURPOSE

     BlueStar Leasing, Inc. has been organized for the primary purpose of providing financing services for "microticket" equipment leases. The Company will originate leases for products that typically have limited distribution channels and high selling costs. The Company also intends to provide online equipment financing and financial planning services for small to mid-sized businesses through the Company's business-to-business website. The Company was incorporated in the state of Nevada on January 31, 2001.


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



PAGE-9-F4



                      BLUESTAR LEASING, INC.
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                          MARCH 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Fixed Assets

     Machinery and Equipment            5     Years
     Furniture and fixture              7     Years

     Lease Financing

     Lease financing consists of direct financing leases and operating leases. Income on direct financing leases is recognized by a method which produces a constant periodic rate of return on the outstanding investment in the lease. Initial direct costs, if material, are deferred and amortized using the interest method over the lease period. Equipment under operating leases is recorded at cost, net of accumulated depreciation. Income from operating leases is recognized ratably over the term of the leases.

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

                     Year    Amount    Expiration
                  -----------------------------------
                    2001    $ 733,838      2022



     The estimated future tax benefit relating to this net operating loss is $ 232,353.

     Earnings Per Share Calculations

     Earnings per share for any specific period end is calculated by first determining the weighted average number of shares that were outstanding for the period end. The net loss for that period end is then divided by the weighted average number of shares outstanding for that period to arrive at earnings per share.

     Advertising

     Advertising costs are to be expensed when incurred.
     Advertising expenses from inception to March 31, 2002 are $0.



PAGE-10-F5



                      BLUESTAR LEASING, INC.
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                          MARCH 31, 2002


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


NOTE 3-LOAN RECEIVABLE

     On September 27, 2001, the Company loaned $60,000 to InsureMart. The Company received a Promissory Note and Security Agreement dated the same. The agreement calls for an interest rate of 12% and monthly interest only payments on the 1st of each month. The note was originally due and payable in full on March 31, 2002, but the agreement called for an extension to June 30, 2002, which was exercised. The note is collateralized by all tangible and intangible assets of the maker. The note is also personally guaranteed by the owners of InsureMart. InsureMart is an automotive insurance provider. There is no common ownership between the Company and InsureMart.

     On December 26, 2001, the Company loaned $15,600 to American Motels Acquisition Company, LLC. The Company received a Promissory Note dated the same. The note is due and payable within twelve months. The note is also personally guaranteed by the owners of American Motels Acquisition Company, LLC. There is no common ownership between the Company and American Motels Acquisition Company, LLC.


NOTE 4-STOCK ISSUED FOR FUTURE SERVICES

     There is no stock issued for future services as of March 31, 2002 in the equity section of the balance sheet. GoPublicToday.com has promised to provide future services valued at $37,500 in exchange for 250,000 shares of stock. GoPublicToday.com will help the Company develop a business plan and establish its organization and infrastructure. The future services consists of the preparation and filing of all required documents with regards to (1) the registration of the direct public offering and (2) the full registration, under
     Section 12(d) or 12(g) of the Securities Exchange Act, of the Form 10-SB; the preparation of Form 211 to be filed with NASD, assist client with locating and negotiating a contract with a licensed level three market maker, and assisting client in answering any and all comment letters received from the NASD. The agreements continue until the Company's securities are qualified for quotation on the over the counter bulletin board. Newport Advisors entered into an agreement with GoPublicToday.com, Inc. whereby it is liable to pay for $50,000 of services, which will be performed for the Company. In exchange for this shareholders' commitment to pay for services, on behalf of the Company, it received 333,333 shares of stock.



PAGE-11-F6



                      BLUESTAR LEASING, INC.
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                          MARCH 31, 2002

NOTE 4-STOCK ISSUED FOR FUTURE SERVICES (CONTINUED)

     Subsequently, Newport Advisors transferred 166,667 of its shares to Ron Davis and 166,666 shares to Christopher Secreto.

     All of the shares related to these future services have been issued to the stockholders as of January 31, 2001 and are fully vested and non-forfeitable. As the services are provided, the related expenses will be recorded on the statement of operations and the stock issued for future services will be reduced accordingly. For the period inception through March 31, 2002, $87,500 of the services were provided and expensed.

     The value of the services is based on prior services provided by the shareholders and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of the services divided by the par value of the shares.


NOTE 5-LEASES RECEIVABLE

     The following is a schedule by years of future minimum lease payments receivable under capital leases together with the present value of the net minimum lease payments as of March 31, 2002 :

     Remaining nine (9) months of 2002                     $28,408
     2003                                                   33,680
     2004                                                   33,681
     2005                                                   31,774
     Thereafter                                                  0
                                                          --------

     Total minimum lease payments receivable               127,543

     Less: Executory costs                                       0
     Residual values                                             0
     Deferred initial direct costs                               0

     Net minimum lease payments receivable                 127,543

     Less: unearned interest income                       (20,900)
                                                          --------
     Present   value  of  net  investment  in  capital     106,643
     leases

     Less: net investment in capital leases-current         11,645
                                                          --------
     Net investment in capital leases-noncurrent           $94,998
                                                          ========



PAGE-12-F7



                      BLUESTAR LEASING, INC.
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                          MARCH 31, 2002


NOTE 5-LEASES RECEIVABLE (CONTINUED)

     The current net investment in capital leases is determined based on summation of all the minimum lease payments expected to be collected within twelve months, reduced by a proportionate unearned interest income and any executory costs, residual values and deferred initial direct costs. The non-current net investment in capital leases is determined based on summation of all the minimum lease payments expected to be collected in more than twelve months, reduced by a proportionate unearned interest income and any executory costs, residual values and deferred initial direct costs.

     As of March 31, 2002, the executory costs and the initial direct costs related to the capital leases were determined by management to be immaterial, therefore not having any substantial impact on the present value of net investment in capital leases.


NOTE 6-OPERATING LEASES

     As of March 31, 2002, the Company did not have any operating lease agreements.


NOTE 7-STOCKHOLDER'S EQUITY

     January 31, 2001 - The Company issued 677,000 shares to the two company founders in exchange for cash and services as follows:

          The Company issued to Christopher Secreto 36,720 shares of $0.001 par value common stock in exchange for cash in the amount of $5,508. Of the total amount received,

          $37 is considered common stock and $5,471 is considered additional paid-in capital.

          The Company issued to Ronald Davis 36,720 shares of $0.001 par value common stock in exchange for cash in the amount of $5,508. Of the total amount received, $37 is considered common stock and $5,471 is considered additional paid-in capital.

          The Company issued to Christopher Secreto 301,780 shares of $0.001 par value common stock in exchange for services in the amount of $45,267. Of the total amount received, $302 is considered common stock and $44,965 is considered additional paid in capital. The Company determined the fair value of the shares based upon contemporaneous issuance at $.15 per share.

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



PAGE-13-F8



                      BLUESTAR LEASING, INC.
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                          MARCH 31, 2002


NOTE 7-STOCKHOLDER'S EQUITY (CONTINUED)

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

          Subsequently, Newport Advisors transferred 1,536,500 to
          Ron Davis and 1,536,500 to Christopher Secreto.

          The Company issued 250,000 shares of $0.001 par value common stock to GoPublicToday.com in exchange for future services to be rendered in the amount of $37,500. Of the total received, $250 is considered common stock and $37,250 is considered additional paid-in capital. As of March 31, 2002 , the full amount of $37,500 of the services were provided and expensed. The value of the services is based on prior services provided by GoPublicToday.com, Inc. and on the cost of similar services provided by other similar service providers.
          The

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

     March 31, 2002 - The Company had 6,250,000 shares of common stock issued and outstanding, held by 88 shareholders of record.



PAGE-14-F9



                      BLUESTAR LEASING, INC.
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                          MARCH 31, 2002


NOTE 8-RELATED PARTIES

     The Company has paid $67,500 to Newport Advisors from inception through March 31, 2001. Newport Advisors is owned and operated by one of the shareholders of the Company. These fees were for business development services provided by Newport Advisors to help set up and organize the Company. These services were provided in addition to the services provided by GoPublicToday.com referred to in Note 4. These fees have been recorded to and are presented in the professional fee expense line item of the Statement of Operations and Accumulated Deficit.

     The Company has paid $30,000 to Arrowhead Asset Management from inception through March 31, 2002.Arrowhead Asset Management is owned and operated by one of the shareholders of the Company. These fees were for market research services provided by Arrowhead Asset Management to determine and establish the Company's marketing strategies. These services were provided in addition to the services provided by GoPublicToday.com referred to in Note 4. These fees have been recorded to and are presented in the professional fee expense line item of the Statement of Operations and Accumulated Deficit.

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

     As of March 31, 2002, the Company received $100,181 from
     Christopher Secreto (an officer and shareholder of the Company) to finance the acquisition of machinery and equipment. The note is due and payable in full in less than twelve months; therefore, no interest is accrued.


NOTE 9-WARRANTS AND OPTIONS

     As of March 31, 2002, the following 225,000 warrants have been issued to acquire any additional shares of common stock.

          On March 5, 2001, 225,000 warrants were granted to NevWest Securities, as an incentive, in addition to the fees collected from the 504 offering and they are considered vested and exercisable upon receipt. The warrants expire 36 months from the commencement date.
          The estimated value of the warrants is equivalent to the par value of the shares which is $225. Upon the exercise of the warrants the purchase price is $0.11 per share. Because the current value of the shares is less than the exercise price, the shares are "out of the money"; therefore, have no aggregate value as of March 31, 2002.



PAGE-15-F10



                      BLUESTAR LEASING, INC.
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                          MARCH 31, 2002


NOTE 10-GOING CONCERN

     The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which assumes the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has little current source of revenue and its operating expenses exceed its revenues. Without realization of additional revenues, it would be unlikely for the Company to continue as a going concern. Management expects revenues derived from equipment leasing to cover future costs and expenses.


NOTE 11-RECENT PRONOUNCEMENTS

     During 2001, the Financial Accounting Standards Board released SFAS 142, which is to be applied starting with fiscal years beginning after December 31, 2001.SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Currently the Company has no acquired goodwill or other intangible assets; therefore, this standard has no effect on the financial statements when adopted.

     In August 2001, the Financial Accounting Standards Board released SFAS 143 which is to be applied starting with fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for asset retirement obligations. Currently, the Company has no obligations associated with the retirement of tangible long-lived assets; therefore, this standard has no effect on the financial statements when adopted.


NOTE 12-RECENT PRONOUNCEMENTS

     In October 2001, the Financial Accounting Standards Board released SFAS 144 which is to be applied starting with fiscal years beginning after December 15, 2001. SFAS 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets. Currently, the Company has no long-lived assets; therefore, this standard has no effect on the financial statements when adopted.





PAGE-16-F11



       Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

     This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

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

     The  safe  harbors of forward-looking statements  provided  by
Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

General

     BlueStar Leasing, Inc. (the "Company") was formed January 31, 2001, and is a "small ticket" regional leasing company working within select niche markets of vendors, small business owners and brokers. We intend to provide a funding alternative to typical "credit scoring matrix" leasing companies for transactions that are slightly "outside the box," building a loyal customer base one lease at a time. We hope to establish a strong sales and marketing group specializing in bringing creative and flexible leasing and financing solutions to vendors, users of commercial equipment and small business owners with "bruised credit." We intend to fill the void that exists between the matrix lenders focusing on "A" credit ratings and the small business owner in need of capital for the acquisition of equipment needed to grow their business.

Results of Operations

     We generated $2,020 in gross revenues for the first quarter ended March 31, 2002. Cost of sales for the period was zero, resulting in a gross profit of $2,020. During the same period last year, we did not generate any revenues. We have established a base of operations for our business and have extended financing in two separate transactions. We expect to continue to recognize revenue in the future from our leasing and financing activities from sources such as interest income, loan fees, commitment fees and brokerage commissions.

     Total expenses, comprised primarily of professional fees were $7,527 during the period ended March 31, 2002, compared to $7,513 for the year ago period. We expect these expenses to increase as we implement our growth strategy and ramp up our operations. We experienced a net loss of $5,507 for first quarter ended March 31, 2002, compared to a net loss of $7,513 for the first quarter of 2001.

Liquidity and Capital Resources

     As of the first quarter ended March 31, 2002, we had only $5,123 of current cash available. Our management believes that this is only sufficient to meet our needs for the next three to six months. We will need at least $50,000 to continue operations through the fiscal year ended December 31, 2002. Further, in order to execute our growth strategy and potentially become profitable, we need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing.



PAGE-17-



     As of March 31, 2002, Christopher Secreto, an officer and shareholder, provided us with funds totaling $100,181, which allowed us to finance the acquisition of machinery and equipment. In return, we issued a note payable, which is due and payable in full in less than twelve months.

     Our ability to continue as a going concern is dependent on our ability to raise funds to implement our planned development; however we may not be able to raise sufficient funds to do so. Our independent auditors have indicated in their audit report dated April 14, 2002, that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Nonetheless, our poor financial condition could inhibit our ability to achieve our business plan.

Continuing Operations

     We are focused on our organizational activities, raising capital and establishing a business presence with vendors, business owners and referral sources. We continue to expand out marketing efforts in order to broaden our profile in the communities we operate in. We may hire additional salespeople in the near future. We expect these salespeople to receive compensation in the form of commissions only, with no salary, to minimize the operating capital requirements of the Company. As we generate revenue from our activities, we may elect to hire salaried or hourly employees to operate certain aspects of our business. At this time, however, we have no immediate plan to hire any salaried or hourly employees.

     We cannot assure you that we will be able to compete successfully or that the competitive pressures we may face will not have an adverse effect on our business, results of operations and financial condition. Additionally, intensified competition could force us out of business. If we require more capital, we may be required to raise additional capital via a public or private offering of equity or debt. There are no preliminary loan agreements or understandings between us, our officers, directors or affiliates or lending institutions. We have no arrangements or commitments for accounts and accounts receivable financing. We cannot guarantee you that any such financing can be obtained or, if obtained, that it will be on reasonable terms.






PAGE-18-



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

  10    Material Contracts

             Office Lease Agreement. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.






PAGE-19-



                            SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                     BlueStar Leasing, Inc.
                          (Registrant)

By: /s/ Christopher Secreto
Christopher Secreto
President

  In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

     Signature               Title                  Date
   -------------             --------              ---------
/s/ Christopher Secreto    President and             May 15, 2002
    Christopher Secreto    Director

/s/ Ronald A. Davis        Treasurer, Secretary      May 15, 2002
    Ronald A. Davis        and Director

 /s/ T. Ross Reida          Director                 May 15, 2002
     T. Ross Reida