Form 10QSB
period 2002-06-30
BLUESTAR LEASING INC
filed 2002-08-16
CIK 1160544

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB

(Mark One)
[X]                          QUARTERLY REPORT PURSUANT TO SECTION
                             13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

Or

[ ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-33239


                      BlueStar Leasing, Inc.
                 -------------------------------
      (Exact name of registrant as specified in its charter)


            Nevada                          88-0485488
        --------------                    --------------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)


500 N. Rainbow, Suite 300, Las Vegas, NV            89107
----------------------------------------           -------
(Address of principal executive offices)          (Zip Code)


                          (206) 612-4399
                      -----------------------
       (Registrant's telephone number, including area code)

                               N/A
                          ------------
 (Former name, former address and former fiscal year, if changed since last report)

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



PAGE-1-



                      BLUESTAR LEASING, INC.


                         Table of Contents
                                                                Page
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

  Independent Accountant's Review Report                          5
  Balance Sheets                                                  6
  Statements of Income and Accumulated Deficit                    7
  Statements of Cash Flows                                        8
  Notes to Financial Statements                                   9

 Item 2. Management's Discussion and Plan of Operation           16

PART II - OTHER INFORMATION

 Item 6. Exhibits                                                18

SIGNATURES                                                       19














PAGE-2-













                      BLUE STAR LEASING, INC.

                   REVIEWED FINANCIAL STATEMENTS

                           JUNE 30, 2002

                            (UNAUDITED)


















PAGE-3-





                             CONTENTS


INDEPENDENT ACCOUNTANT'S REVIEW REPORT

FINANCIAL STATEMENTS

Balance Sheets                                            1

Statements Income and Accumulated Deficit                 2

Statements of Cash Flows                                  3

NOTES TO FINANCIAL STATEMENTS                             4-10

















PAGE-4-




              INDEPENDENT ACCOUNTANT'S REVIEW REPORT

To the Board of Directors of
BlueStar Leasing, Inc.:

We have reviewed the accompanying balance sheets of BlueStar Leasing, Inc. as of June 30, 2002 and 2001, the related statements of income and accumulated deficit and cash flows for the periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of BlueStar Leasing, Inc.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in Note 9 to these financial statements, the Company has had limited operations and has not established a long-term source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to this issue is also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                              Chavez & Koch, CPA's, Ltd.

July 28, 2002
Henderson, Nevada




PAGE-5-



                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

                      BLUESTAR LEASING, INC.
                          BALANCE SHEETS
             AS OF DECEMBER 31, 2001 AND JUNE 30, 2002
                            (UNAUDITED)


                       ASSETS

                                     6/30/2002    12/31/2001
                                    -------------------------

CURRENT ASSETS:
Cash                                  $1,773        $5,796
Interest receivable                       -          1,960
Loan receivable                           -         75,600
Net investment in capital leases      17,150        15,239
                                    -------------------------
Total current assets                  18,923        98,595
                                    -------------------------

INVESTMENTS:
Net investment in capital leases      79,335        94,998
                                    -------------------------
Total investments                     79,335        94,998
                                    -------------------------

TOTAL ASSETS                         $98,258      $193,593
                                    =========================

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued liabilities                   $1,531        $2,250
Due to shareholder                    10,180       100,181
                                    -------------------------
Total current liabilities             11,711       102,431
                                    -------------------------

STOCKHOLDERS' EQUITY:
Common stock; 20,000,000 authorized;
6,250,000 and
4,000,000 issued and outstanding as
of June 30, 2002 and
December 31, 2001, respectively;      $6,250        $6,250
par value of $.001
Preferred stock; 5,000,000
authorized; none issued and
outstanding as of June 30, 2002 and
December 31, 2001
par value of $.001                         -             -
Additional paid in capital           818,750       818,750
Stock issued for future services           -
Accumulated deficit                 (738,453)     (733,838)
                                    -------------------------
Total stockholders' equity            86,547        91,162
                                    -------------------------

TOTAL LIABILITIES AND STOCKHOLDERS'  $98,258      $193,593
EQUITY                              =========================




 The accompanying independent accountants' report and the notes to financial statements should be
          read in conjunction with these Balance Sheets.





PAGE-6-F1




                      BLUESTAR LEASING, INC.
           STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
               FOR JANUARY 1, 2002 TO JUNE 30, 2002
   AND JANUARY 31, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2001
                            (UNAUDITED)

                                    1/1/2002      Inception
                                      to              to
                                    6/30/2002     12/31/2001
                                 ----------------------------

REVENUES                            $14,861            $98
COST OF REVENUES                          -              -
Gross Profit                         14,861          98.00

EXPENSES:
General and administrative              138         22,993
Professional fees                    19,338        712,903
                                 ----------------------------
Total expenses                       19,476        735,896
                                 ----------------------------

Operating loss                       (4,615)      (735,798)
                                 ----------------------------

OTHER INCOME
Interest income                           -          1,960
                                 ----------------------------
Total other income                        -          1,960
                                 ----------------------------
Loss before income taxes             (4,615)      (733,838)
Income tax expense                        -              -
NET INCOME (LOSS)                    (4,615)      (733,838)


ACCUMULATED DEFICIT, beginning     (733,838)             -
of period                        ----------------------------

ACCUMULATED DEFICIT, end of        (738,453)      (733,838)
period                           ============================

Weighted average number of        4,803,882      4,803,882
shares outstanding               ============================

Net loss per share                   $(0.00)        $(0.15)
                                 ============================


 The accompanying independent accountants' report and the notes to financial statements should be
read in conjunction with these Statements of income and accumulated deficit.




PAGE-7-F2



                      BLUESTAR LEASING, INC.
                     STATEMENTS OF CASH FLOWS
            AND FROM JANUARY 31, 2002 TO JUNE 30, 2002
AND FROM JANUARY 31, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2001
                            (UNAUDITED)

                                        6/30/2002     12/31/2001
                                       ----------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss                               $  (4,615)     $(733,838)
Adjustment to reconcile net loss
to net cash
provided by operating activities:
Services provided to pay for stock             -         87,500
Stock based compensation                       -        501,485
(Increase) decrease in interest            1,960         (1,960)
receivable
Increase (decrease) in accrued              (719)         2,250
liabilities                            ----------------------------
Net cash provided by (used in)            (3,374)      (144,563)
operating activities                   ----------------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Leased equipment inventory                13,752       (110,237)
(Increase) decrease in loans              75,600        (75,600)
receivable                             ----------------------------
Net cash provided by (used in)            89,352       (185,837)
investing activities                   ----------------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Increase (decrease) in loans from        (90,001)       100,181
shareholder
Stock issuance                                 -          2,927
Additional paid-in capital                     -        233,088
                                       ----------------------------
Net cash provided by (used in)           (90,001)       336,196
financing activities                   ----------------------------

NET INCREASE IN CASH                      (4,023)         5,796

CASH, BEGINNING OF PERIOD                  5,796              -
                                       ----------------------------
CASH, END OF PERIOD                       $1,773         $5,796
                                       ============================
SUPPLEMENTAL INFORMATION:
Interest Paid                             $    -         $    -
                                       ============================
Income taxes paid                         $    -         $    -
                                       ============================
Professional fees paid for with           $    -       $ 87,500
issuance of stocks                     ============================


 The accompanying independent accountants' report and the notes to financial statements should be
     read in conjunction with these Statements of Cash Flows.




PAGE-8-F3



                      BLUESTAR LEASING, INC.
                   NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 2002
                             UNAUDITED


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

     Summary of Non-Cash Transactions

     There were non-cash transactions which are discussed in Note 3.

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



PAGE-9-F4



                      BLUESTAR LEASING, INC.
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           JUNE 30, 2002
                             UNAUDITED

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

              Year     Amount   Expiration
              ----------------------------
              2001    $733,838    2022

     The estimated future tax benefit relating to this net operating loss is $ 232,353.

     Earnings Per Share Calculations

     Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding for computing basic EPS was 4,803,882 and 4,803,882 for the periods ended June 30, 2002 and December 31, 2001, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of June 30, 2002 and 2001, the Company had no outstanding securities that could have a dilutive effect on the outstanding common stock, respectively.

     Advertising

     Advertising costs are to be expensed when incurred.
     Advertising expenses from inception to June 30, 2002 are $0.



PAGE-10-F5



                      BLUESTAR LEASING, INC.
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           JUNE 30, 2002
                             UNAUDITED


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


NOTE 3-STOCK ISSUED FOR FUTURE SERVICES

     There is no stock issued for future services as of June 30, 2002 in the equity section of the balance sheet. GoPublicToday.com has promised to provide future services valued at $37,500 in exchange for 250,000 shares of stock. GoPublicToday.com will help the Company develop a business plan and establish its organization and infrastructure. The future services consists of the preparation and filing of all required documents with regard to (1) the registration of the direct public offering and (2) the full registration, under
     Section 12(d) or 12(g) of the Securities Exchange Act, of the Form 10-SB, (3) the preparation of Form 211 to be filed with NASD, (4) helping the Company locating and negotiating a contract with a licensed level three market maker, (5) assisting the Company in answering any and all comment letters received from the NASD. The agreements continue until the Company's securities are qualified for quotation on the over the counter bulletin board. Newport Advisors entered into an agreement with GoPublicToday.com, Inc. whereby it is liable to pay for $50,000 of services, which will be performed for the Company. In exchange for this shareholders' commitment to pay for services, on behalf of the Company, it received 333,333 shares of stock.

     Subsequently, Newport Advisors transferred 166,667 of its shares to Ron Davis and 166,666 shares to Christopher Secreto.

     All of the shares related to these future services have been issued to the stockholders as of January 31, 2001 and are fully vested and non-forfeitable. As the services are provided, the related expenses will be recorded on the statement of operations and the stock issued for future services will be reduced accordingly. From inception through June 30, 2002, $87,500 of the services were provided and expensed.

     The value of the services is based on prior services provided by the shareholders and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of the services divided by the par value of the shares.



PAGE-11-F6



                      BLUESTAR LEASING, INC.
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           JUNE 30, 2002
                             UNAUDITED


NOTE 4-LEASES RECEIVABLE

     The following is a schedule by years of future minimum lease payments receivable under capital leases together with the present value of the net minimum lease payments as of June 30, 2002 :

     Remaining six (6) months of 2002                      $18,728
       2003                                                 31,999
       2004                                                 31,999
       2005                                                 30,884
                                                           -------
     Thereafter                                                  0

     Total minimum lease payments receivable               113,610

     Less: Executory costs                                       0
       Residual values                                           0
       Deferred initial direct costs                             0
                                                           -------

     Net minimum lease payments receivable                 113,610

     Less: unearned interest income                       (17,125)
                                                           -------
     Present   value  of  net  investment  in  capital      96,485
     leases

     Less: net investment in capital leases-current       (17,150)
                                                           -------
     Net investment in capital leases-noncurrent           $79,335
                                                           =======

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

     As of June 30, 2002, the executory costs and the initial direct costs related to the capital leases were determined by management to be immaterial, therefore not having any substantial impact on the present value of net investment in capital leases.

NOTE 5-OPERATING LEASES

     As of June 30, 2002, the Company did not have any operating lease agreements.



PAGE-12-F7



                      BLUESTAR LEASING, INC.
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           JUNE 30, 2002
                             UNAUDITED


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

          Subsequently, Newport Advisors transferred 1,536,500 to
          Ron Davis and 1,536,500 to Christopher Secreto.



PAGE-13-F8



                      BLUESTAR LEASING, INC.
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           JUNE 30, 2002
                             UNAUDITED


NOTE 6-STOCKHOLDER'S EQUITY (CONTINUED)

          The Company issued 250,000 shares of $0.001 par value common stock to GoPublicToday.com in exchange for future services to be rendered in the amount of $37,500. Of the total received, $250 is considered common stock and $37,250 is considered additional paid-in capital. As of June 30, 2002 , the full amount of $37,500 of the services were provided and expensed. The value of the services is based on prior services provided by GoPublicToday.com, Inc. and on the cost of similar services provided by other similar service providers. The number of shares issued for services is based on the value of the services divided by the par value of the shares.

     All these shares were issued in accordance with Section 4(2) of the Securities Act of 1933.

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

     June 30, 2002 - The Company had 6,250,000 shares of common stock issued and outstanding, held by 88 shareholders of record.

NOTE 7-RELATED PARTIES

     The Company has paid $67,500 to Newport Advisors from inception through March 31, 2001. Newport Advisors is owned and operated by one of the shareholders of the Company. These fees were for business development services provided by Newport Advisors to help set up and organize the Company. These services were provided in addition to the services provided by GoPublicToday.com referred to in Note 3. These fees have been recorded to and are presented in the professional fee expense line item of the Statement of Operations and Accumulated Deficit.

     The Company has paid $30,000 to Arrowhead Asset Management from inception through June 30, 2002. Arrowhead Asset Management is owned and operated by one of the shareholders of the Company. These fees were for market research services provided by Arrowhead Asset Management to determine and establish the Company's marketing strategies. These services were provided in addition to the services provided by GoPublicToday.com referred to in Note 3. These fees have been recorded to and are presented in the professional fee expense line item of the Statement of Operations and Accumulated Deficit.



PAGE-14-F9



                      BLUESTAR LEASING, INC.
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           JUNE 30, 2002
                             UNAUDITED


NOTE 7-RELATED PARTIES (CONTINUED)

     The Company has paid $10,000 to GoPublicToday.com, a shareholder of the Company, from inception through December 30, 2001. These fees were for services to help the Company develop a business plan and establish its organization and infrastructure. These services were provided in addition to the services provided by GoPublicToday.com referred to in Note
     3. These fees have been recorded to and are presented in the professional fee expense line item of the Statement of Operations and Accumulated Deficit.

     As of June 30, 2002, the Company received $100,181 from
     Christopher Secreto (an officer and shareholder of the Company) to finance the acquisition of machinery and equipment. The note is due and payable in full in less than twelve months; therefore, no interest is accrued.


NOTE 8-WARRANTS AND OPTIONS

     As of June 30, 2002, the following 225,000 warrants have been issued to acquire any additional shares of common stock.

          On March 5, 2001, 225,000 warrants were granted to NevWest Securities, as an incentive, in addition to the fees collected from the 504 offering and they are considered vested and exercisable upon receipt. The warrants expire 36 months from the commencement date.
          The estimated value of the warrants is equivalent to the par value of the shares which is $225. Upon the exercise of the warrants the purchase price is $0.11 per share. Because the current value of the shares is less than the exercise price, the shares are "out of the money", and therefore, have no aggregate value as of June 30, 2002.


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









PAGE-15-F10



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

Results of Operations

     We generated $14,861 in gross revenues for the six months ended June 30, 2002. Cost of sales for the period was zero, resulting in a gross profit of $14,861. From inception to December 31, 2001, we generate one $98 in revenues. We have established a base of operations for our business and have extended financing in two separate transactions. We expect to continue to recognize revenue in the future from our leasing and financing activities from sources such as interest income, loan fees, commitment fees and brokerage commissions.

     Total expenses, comprised primarily of professional fees were $19,476 for the six months ended June 30, 2002, compared to $735,896 for the period from our inception to December 31, 2001. We expect these expenses to moderately increase as our operations slowly increase. Our management further does not anticipate incurring expenses in the amount that we did from our inception to December 31, 2001. We experienced a net loss of $4,615 for year to date June 30, 2002, compared to a net loss of $733,838 for the period from our inception to December 31, 2001.

Liquidity and Capital Resources

     As of June 30, 2002, we had only $1,773 of current cash available. Our management believes that this may not be sufficient to meet our financial obligations over the next quarter. We expect will need at least $75,000 to continue operations through the next 12 months. Further, in order to execute our growth strategy and potentially become profitable, we need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing.



PAGE-16-



     Our ability to continue as a going concern is dependent on our ability to raise funds to implement our planned development; however we may not be able to raise sufficient funds to do so. Our independent auditors have indicated in their audit report that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Nonetheless, our poor financial condition could inhibit our ability to achieve our business plan.

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











PAGE-17-



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












PAGE-18-



                            SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                     BlueStar Leasing, Inc.
                          (Registrant)

By: /s/ Christopher Secreto
----------------------------
Christopher Secreto
President

  In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:


     Signature                 Title                      Date
     ---------                 -----                      ----


/s/ Christopher Secreto      President and           August 16, 2002
-----------------------      Director
Christopher Secreto


/s/ Ronald A. Davis          Treasurer, Secretary    August 16, 2002
-------------------          and Director
  Ronald A. Davis


/s/ T. Ross Reida            Director                August 16, 2002
-----------------
   T. Ross Reida












PAGE-19-