Form 10QSB
period 2002-09-30
BLUESTAR LEASING INC
filed 2002-11-19
CIK 1160544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to _____________


                      Commission File Number: 000-33239

                            BlueStar Leasing, Inc.
             (Exact name of registrant as specified in its charter)

		 Nevada				               88-0485488
 (State or other jurisdiction of	        (I.R.S. Employer Identification No.)
  incorporation or organization)

                          2800 Post Oak Blvd., Suite 5260
                                Houston, Texas 77056
                  (Address of principal executive offices)(Zip Code)

                                  (713) 621-0577
                 (Registrants telephone number, including area code)


           (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the Registrants common stock outstanding as of November 15, 2002 was 20,198,334.

                            BLUESTAR LEASING, INC.


                              Table of Contents

                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     Balance Sheets - September 30, 2002 and December 31, 2001................1

     Statements of Income and Accumulated Deficit - For the nine months ended September 30, 2002.................................................2

     Statements of Cash Flows - For the nine months ended September 30, 2002..3

     Notes to Financial Statements............................................4

Item 2.  Managements Discussion and Analysis or Plan of Operation.............6

Item 3.  Controls and Procedures..............................................8


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K......................................9

SIGNATURES....................................................................9

CERTIFICATIONS...............................................................10

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                            BLUESTAR LEASING, INC.
                                BALANCE SHEETS
                                  (UNAUDITED)
ASSETS
                                   September 30, 2002       December 31, 2001
CURRENT ASSETS:
Cash                                      $4,044                  $5,796
Interest receivable                          -                     1,960
Loan receivable                              -                    75,600
Net investment in capital leases          19,437                  15,239
                                        ----------------------------------
Total current assets                      23,481                  98,595
                                        ----------------------------------
INVESTMENTS:
Net investment in capital leases          71,335                  94,998
                                        ----------------------------------

Total investments                         71,335                  94,998
                                        ----------------------------------


TOTAL ASSETS                             $94,816                $193,593
                                        ==================================

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:
Accrued liabilities                     $  1,531                $  2,250
Due to shareholder                        10,180                 100,181
                                        ----------------------------------

Total current liabilities                 11,711                 102,431
                                        ----------------------------------
STOCKHOLDERS EQUITY:
Common stock; 70,000,000 authorized;
6,250,000 issued and outstanding as of
September 30, 2002 and December 31,
2001, respectively; par value of $0.001   $6,250                  $6,250
Preferred stock; 5,000,000 authorized;
None issued and outstanding as of
September 30, 2002and December 31, 2001;
par value of $.001                           -                       -
Additional paid in capital               818,750                 818,750
Accumulated deficit                     (741,895)               (733,838)
                                       -----------------------------------
Total stockholders equity                83,105                  91,162
                                       -----------------------------------
TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                    $ 94,816                $193,593

                 See accompanying notes to financial statements.

                            BLUESTAR LEASING, INC.
                 STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
          AND JANUARY 31, 2001 (DATE OF INCEPTION) TO SEPTEMBER 30, 2001
                                  (UNAUDITED)


                                            Nine Months         Inception to
                                         September 30, 2002  September 30, 2001

REVENUES                                     $17,148             $     63
COST OF REVENUES                                 -                    -
                                           --------------------------------

Gross Profit                                  17,148                   63

EXPENSES:
General and administrative                     1,221               22,607
Professional fees                             23,984               73,750
                                           --------------------------------
Total expenses                                25,205               96,357
                                           --------------------------------
Operating loss                                (8,057)             (96,294)

OTHER INCOME
Interest income                                  -                    -
                                           --------------------------------
Total other income                               -                    -
                                           --------------------------------


Loss before income taxes                      (8,057)             (96,294)
Income tax expense                               -                    -
                                           --------------------------------

NET INCOME (LOSS)                             (8,057)             (96,294)

ACCUMULATED DEFICIT, beginning of period    (733,838)                 -
                                           --------------------------------
ACCUMULATED DEFICIT, end of period         $(738,453)           $(96,294)
                                           ================================
Weighted average number of shares
     Outstanding                           4,803,882            4,803,882
                                           ================================
Net loss per share                        $    (0.00)	         $    (0.02)



               See accompanying notes to financial statements.

                            BLUESTAR LEASING, INC.
                           STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
        AND FROM JANUARY 31, 2001 (DATE OF INCEPTION) TO SEPTEMBER 30, 2001
                                  (UNAUDITED)

                                            Nine Months         Inception to
                                         September 30, 2002  September 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                   $  (8,057)           $ (96,294)
Adjustment to reconcile net loss
to net cash provided by operating activities:
   Services provided to pay for stock            -                 43,750
(Increase) decrease in interest receivable     1,960                  -
(Increase) decrease in other assets              -                   (720)
Increase (decrease) in accrued liabilities      (719)                 -
Net cash provided by (used in)               ------------------------------
     operating activities                     (6,816)             (53,264)
                                             ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in notes receivable                     -                (87,500)
Leased equipment inventory                    19,465               (5,000)
(Increase) decrease in loans receivable       75,600              (60,000)
Net cash provided by (used in)               ------------------------------
     investing activities                     95,065             (185,837)
                                             ------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in loans from shareholder(90,001)                 -
Stock issuance                                   -                  2,927
Additional paid-in capital                       -                233,088
Net cash provided by (used in)               ------------------------------
     financing activities                    (90,001)             236,015
                                             ------------------------------

NET INCREASE (DECREASE) IN CASH               (1,752)              30,251

CASH, BEGINNING OF PERIOD                      5,796                  -
                                             ------------------------------
CASH, END OF PERIOD                        $   4,044             $ 30,251
                                             ==============================
SUPPLEMENTAL INFORMATION:
Interest Paid                              $     -               $    -
                                             ==============================
Income taxes paid                          $     -               $    -

Professional fees paid for with              ==============================
     issuance of stock                     $     -               $    -
                                             ==============================





                 See accompanying notes to financial statements.

                            BLUESTAR LEASING, INC.
                        NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2002
                                  UNAUDITED


1. INTERIM PRESENTATION

The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. These financial statements have not been audited by independent accountants. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Companys Form 10-KSB dated December 31, 2001. In the opinion of management, these interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results, which ultimately will be reported for the full year ending December 31, 2002.

2. GOING CONCERN

The Companys financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which assumes the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has little current source of revenue and its operating expenses exceed its revenues. Without realization of additional revenues, it would be unlikely for the Company to continue as a going concern. Management expects revenues derived from equipment leasing to cover future costs and expenses.

3. SUBSEQUENT EVENTS

     Acquisition of Sterling FBO Holdings, Inc.

Effective at the close of business on September 30, 2002, the Company completed an exchange (the Exchange) pursuant to which the Company issued an aggregate of 8,638,334 shares of common stock in exchange for 100% of the outstanding shares of common stock of Sterling FBO Holdings. Pursuant to the terms of the Exchange, each share of Sterling Holdings common stock was exchangeable for one share of Company common stock. As a result of the Exchange, Sterling Holdings became a wholly-owned subsidiary of the Company.

Sterling FBO Holdings is a Nevada corporation formed in May 2002 to acquire own and operate income producing real estate. Sterling FBO Holdings owns 99.9% or greater interests in, and operates, four industrial office facilities that are located in Austin, Texas and leased to governmental agencies.

                            BLUESTAR LEASING, INC.
                        NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2002
                                   UNAUDITED
                                  (Continued)


4. SUBSEQUENT EVENTS (Contd)

     Acquisition of Sterling FBO Holdings, Inc. (Contd)

Sterling  FBO  Holdings   objective is  to acquire, develop  and operate income
producing real estate with an emphasis on private airport facilities (known as FBOs) and net leased properties in Texas and surrounding states.

     Acquisition of Greeley FBO, L.L.C. and Sterling Austin Aero, L.P.

On October 30,2002, the Company, through Sterling FBO Holdings, Inc., a wholly-owned subsidiary of the Company, completed the acquisition of a 100% ownership interest in both Greeley FBO, L.L.C. and Sterling Austin Aero,L.P. The Company issued an aggregate of 3,143,334 shares of common stock to acquire Greeley FBO, L.L.C. and 2,166,666 shares of common stock to acquire Sterling Austin Aero, L.P.

Both Greeley FBO, L.L.C. and Sterling Austin Aero, L.P. were acquired from Geld Fund II, LLC, Chasco Investments, Inc., Mathew Investment Partnership and Sterling, REIT, Inc. Geld Fund II, LLC, Chasco Investments, Inc. and Sterling, REIT, Inc. may each be deemed to be affiliates of the Company by reason of the holdings of common stock by those entities or affiliates of those entities and, with respect to Sterling REIT, Inc., by reason of the service of Ron F. Bearden as President of both the Company and Sterling, REIT, Inc.

Greeley FBO, L.L.C. owns and operates a private airport facility under the name of Greeley-Weld Jet Center, in Greeley, Colorado. The center opened two years ago and recently moved into a newly renovated facility, complete with a new terminal building, an 81,000-foot ramp and a 10,000-foot runway. On-site services include fueling, hangar space, tie down, Jet A, 100LL, Oxygen, GPU, pre-heating, de-icing and self serve 100LL.

Sterling Austin Aero, L.P. owns a private airport facility located in Austin, Texas and leased to Austin Aero FBO, Ltd. Constructed in 1999 at the new Austin Bergstrom International Airport (AUS), the FBO includes a 15,000-square foot terminal with boarding and waiting area, nine acres of ramp space, 65 tie-down spaces, five 14,000-square-foot hangars, exercise/workout room, pilots lounge, weather information system, flight planning room, showers, offices, secretarial services, fax machines and computers.

Item 2.  Managements Discussion and Analysis or Plan of Operation

Forward-Looking Statements

     This  Quarterly  Report  contains  forward-looking  statements  about  our business, financial condition and prospects that reflect managements assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements
will  be  realized.  If  any  of  our managements   assumptions  should  prove
incorrect or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

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

General

     BlueStar Leasing, Inc. (the "Company") was formed January 31, 2001, and is a "small ticket" regional leasing company working within select niche markets of vendors, small business owners and brokers. The Company was formed to provide a funding alternative to typical "credit scoring matrix" leasing companies for transactions that are slightly "outside the box" building a loyal customer base one lease at a time. The Company planned to establish a strong sales and marketing group specializing in bringing creative and flexible leasing and financing solutions to vendors, users of commercial equipment and small business owners with "bruised credit." The Company intended to fill the void that exists between the matrix lenders focusing on "A" credit ratings and the small business owner in need of capital for the acquisition of equipment needed to grow their business.

     Effective at the close of business on September 30, 2002, the Company completed an exchange (the "Exchange") pursuant to which the Company issued an aggregate of 8,638,334 shares of common stock in exchange for 100% of the outstanding shares of common stock of Sterling FBO Holdings. Pursuant to the terms of the Exchange, each share of Sterling FBO Holdings common stock was exchangeable for one share of Company common stock. As a result of the Exchange,Sterling FBO Holdings became a wholly-owned subsidiary of the Company.

     Sterling FBO Holdings is a Nevada corporation formed in May, 2002 to acquire own and operate income producing real estate. Sterling FBO Holdings owns 99.9% or greater interests in, and operates, four industrial office facilities that are located in Austin, Texas and leased to governmental agencies.

     Sterling FBO Holdings objective is to acquire, develop and operate income producing real estate with an emphasis on private airport facilities (known as "FBOs") and net leased properties in Texas and surrounding states.

     On October 30, 2002, the Company, through Sterling FBO Holdings, Inc., completed the acquisition o f a 100% ownership interest in both Greeley FBO, L.L.C. and Sterling Austin Aero,L.P. The Company issued an aggregate of 3,143,334 shares of common stock to acquire Greeley FBO and 2,166,666 shares of common stock to acquire Sterling Austin Aero.

     Both Greeley FBO and Sterling Austin Aero were acquired from Geld Fund II, LLC, Chasco Investments, Inc., Mathew Investment Partnership and Sterling REIT, Inc. Geld Fund II, LLC, Chasco Investments, Inc. and Sterling, REIT, Inc. may each be deemed to be affiliates of the Company by reason of the holdings of common stock by those entities or affiliates of those entities and,with respect to Sterling REIT, Inc., by reason of the service of Ron F. Bearden as President of both the Company and Sterling, REIT, Inc.

     Greeley FBO owns and operates a private airport facility under the name of Greeley-Weld Jet Center, in Greeley, Colorado. The center opened two years ago and recently moved into a newly renovated facility, complete with a new terminal building, an 81,000-foot ramp and a 10,000-foot runway. On-site services include fueling, hangar space, tie down, Jet A, 100LL, Oxygen, GPU, pre-heating, de-icing and self serve 100LL.

     Sterling Austin Aero owns a private airport facility located in Austin, Texas and leased to Austin Aero FBO, Ltd. Constructed in 1999 at the new Austin Bergstrom International Airport (AUS), the FBO includes a 15,000-square foot terminal with boarding and waiting area, nine acres of ramp space, 65 tie-down spaces, five 14,000-square-foot hangars, exercise/workout room, pilots lounge, weather information system, flight planning room, showers, offices, secretarial services, fax machines and computers.

     As a result of the Exchange and acquisition of Sterling FBO Holdings, Greeley FBO and Sterling Austin Aero,the Company has altered its business plan, effective September 30, 2002, to adopt that of Sterling FBO Holdings, being the acquisition, ownership and operation of income producing real estate with an emphasis on FBOs and net leased properties. Management expects to terminate and/or dispose of the Companys equipment leasing operations.

Results of Operations

     We generated $17,148 in gross revenues for the nine months ended September 30, 2002. Cost of sales for the period was zero, resulting in a gross profit of $17,148. From inception to September 30, 2001, we generated $63 in revenues. We established a base of operations for our business and extended financing in two separate transactions. With the acquisition of Sterling FBO Holdings and Greeley FBO and Sterling Austin Aero, we expect to dispose of our leasing operations and focus our efforts on developing the business and operations of Sterling FBO Holdings in the acquisition, development, management and operation of income producing real estate with an emphasis on FBOs and net leased properties.

     Total expenses, comprised primarily of professional fees, were $25,205 for the nine months ended September 30, 2002, compared to $96,357 for the period from our inception to September 30, 2001. With the acquisition of Sterling FBO Holdings, we anticipated that our expense structure will be altered to mirror that of Sterling FBO Holdings reflecting the costs of acquiring, developing, owning and operating income producing real estate.

Liquidity and Capital Resources

     As of September 30, 2002, we had only $4,044 of cash available. With the acquisition of Sterling FBO Holdings, management believes that we have adequate financial resources to support our operations for at least the next twelve months as each of the properties acquired to date operates with positive cash flow. If, for any reason, parties default in payment of amounts owed with respect to properties leased by Sterling FBO Holdings, or Sterling FBO Holdings otherwise experiences increases in operating expenses which are not assumed by third parties, the Company could experience negative cash flow which could materially impair the ability of the Company to operate. Additionally, the Company will require additional capital in the event it pursues cash acquisitions of additional properties. It is the present intent of the Company to issue shares of its common stock as the principal means of acquiring additional properties. As of November 15, 2002, we were evaluating various potential acquisitions but had no definitive agreements in that regard nor did we have any agreements to provide financing to the Company.

	Our ability to continue as a going concern is dependent on our ability to raise funds to implement our planned development; however we may not be able to raise sufficient funds to do so. Our independent auditors have indicated in their audit report that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Nonetheless, our illiquid financial condition could inhibit our ability to achieve our business plan.


Item 3.  Controls and Procedures

     Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Companys disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the Evaluation Date) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

	There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K



(a) Exhibits

     Exhibit No.                         Description

        99.1 Certification Pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          BlueStar Leasing, Inc.

Dated: November 19, 2002
                                          By:  /s/ Ron F. Bearden
                                             -----------------------
                                              Ron F. Bearden
                                              President

                                 CERTIFICATIONS

I, Ron F. Bearden, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of BlueStar Leasing, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

     c) presented   in   this   quarterly  report  our  conclusions  about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants other certifying officers and I have disclosed,based on our most recent evaluation,to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6. The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 19, 2002

By:   /s/ Ron F. Bearden
-------------------------
Ron F. Bearden
Chief Executive Officer and
Chief Financial Officer