Form 10KSB
period 2002-12-31
STERLING EQUITY HOLDINGS INC
filed 2004-09-02
CIK 1160544

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(MARK ONE)
[X]  ANNUAL  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT  OF  1934

                        For the Fiscal Year Ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                         -------------   ------------

                          Commission File No. 0-33239

                         STERLING EQUITY HOLDINGS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)


            Nevada                                       88-0485488
-------------------------------             ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


                        1600 Airport Freeway, Suite 370
                              Bedford, Texas 76022
                ------------------------------------------------
               (Address of principal executive offices)(Zip code)


Issuer's telephone number, including area code:     (817) 358-0551


Securities to be registered pursuant to Section 12(b) of the Act:

  Title of each class          Name of each exchange on which each is registered
  -------------------          -------------------------------------------------
         None                                          None

Securities to be registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of Class)

     Check  whether  the  issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]   No [X]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Issuer's revenues for the fiscal year ended December 31, 2002 were $275,887.

     The number of shares of the registrant's common stock, $.001 par value per share, outstanding as of August 20, 2004 was 39,655,068. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on August 20, 2004, based on the last sales price on the Pink Sheets as of such date, was approximately $1,437,750.

                      DOCUMENTS INCORPORATED BY REFERENCE

None

     Transition  Small  Business  Disclosure  Format:  Yes  [ ]  No  [X]

                                TABLE OF CONTENTS


                                                                         Page
                                                                      ----------
PART I

  ITEM 1.                 DESCRIPTION OF BUSINESS                          1
  ITEM 2.                 DESCRIPTION OF PROPERTY                          7
  ITEM 3.                 LEGAL PROCEEDINGS                                8
  ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF
                          SECURITY HOLDERS                                 8

PART II

  ITEM 5.                 MARKET FOR COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS                      8
  ITEM 6.                 MANAGEMENT'S DISCUSSION AND ANALYSIS            10
  ITEM 7.                 FINANCIAL STATEMENTS                            16
  ITEM 8.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                          ON ACCOUNTING AND FINANCIAL DISCLOSURE          16
  ITEM 8A.                CONTROLS AND PROCEDURES                         16

PART III

  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
                          SECTION 16(a) OF THE EXCHANGE ACT               17
  ITEM 10.                EXECUTIVE COMPENSATION                          18
  ITEM 11.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                          OWNERS AND MANAGEMENT                           18
  ITEM 12.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  19
  ITEM 13.                EXHIBITS AND REPORTS OF FORM 8-K                20
  ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES          21

SIGNATURES                                                                22

                           FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forwarding-looking statements include without limitation statements regarding our expectations and beliefs about the market and industry, our goals, plans, and expectations regarding our properties and services, our intentions and strategies regarding future acquisitions and sales of properties and businesses, our intentions and strategies regarding the formation of strategic relationships, our beliefs regarding the future success of our properties and services, our expectations and beliefs regarding competition, competitors, the basis of competition and our ability to compete, our beliefs and expectations regarding our ability to hire and retain personnel, our beliefs regarding period to period results of operations, our expectations regarding revenues, our expectations regarding future growth and financial performance, our beliefs and expectations regarding the adequacy of our facilities, and our beliefs and expectations regarding our financial position, ability to finance operations and growth and the amount of financing necessary to support operations. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. These risks and uncertainties include without limitation those identified in the section of this annual report on Form 10-KSB entitled "Factors That May Affect Future Results" below. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report on Form 10-KSB.

As used in this annual report on Form 10-KSB, unless the context otherwise requires, the terms "we," "us," "the Company," and "Sterling Holdings" refer to Sterling Equities Holdings, Inc., a Nevada corporation, and its subsidiaries and "BlueStar" refers to the Company prior to September 30, 2002.

                                     PART I

ITEM 1.     BUSINESS

GENERAL

Sterling  Equities  Holdings,  Inc.,  originally  incorporated  under  the  name
BlueStar Leasing, Inc., was formed in January 2001 and, following a series of acquisitions during 2002 and the sale of certain operations in 2003, is principally engaged in the business of acquiring, operating and holding equity interests in business entities primarily in the aviation and real estate industries.

HISTORY AND DEVELOPMENT OF THE COMPANY

BlueStar was originally formed as a "small ticket" regional leasing company working within select niche markets of vendors, small business owners and brokers. BlueStar was formed to provide a funding alternative to typical "credit scoring matrix" leasing companies for transactions that are slightly "outside the box" building a loyal customer base one lease at a time. BlueStar planned to establish a strong sales and marketing group specializing in bringing creative and flexible leasing and financing solutions to vendors, users of commercial equipment and small business owners with "bruised credit." BlueStar intended to fill the void that exists between the matrix lenders focusing on "A" credit ratings and the small business owner in need of capital for the acquisition of equipment needed to grow their business.

Effective at the close of business on September 30, 2002, BlueStar completed an exchange (the "Exchange") pursuant to which BlueStar issued an aggregate of 5,638,334 shares of common stock in exchange for 100% of the outstanding shares of common stock of Sterling FBO Holdings, Inc. ("Sterling FBO"). Pursuant to the terms of the Exchange, each share of Sterling FBO common stock was exchangeable for one share of BlueStar common stock. As a result of the Exchange, Sterling FBO became a wholly owned subsidiary of BlueStar.

Sterling FBO is a Nevada corporation formed in May 2002 to acquire own and operate private airport Fixed Base Operations ("FBOs") and income producing real estate. At the time of the Exchange, Sterling FBO owned 88.9% or greater interests in, and operated, four industrial office facilities located in Austin, Texas and leased to governmental agencies. Additionally, at the time of the Exchange, Sterling FBO was engaged in negotiations with certain affiliates to acquire additional properties and FBO operations, which negotiations resulted in the acquisitions, between October and December 2002, of interests in a retail shopping center and five FBOs.

In October 2002, the Company, through Sterling FBO, completed the acquisition of a 99% limited partnership interest in Commodore Plaza, Ltd. The Company issued an aggregate of 2,000,000 shares of common stock to acquire Commodore Plaza, Ltd.

Commodore Plaza, Ltd. was acquired from Hugo Verhaeghe, Chaz Glace, Thomas Mathew and Sterling REIT, Inc., each of which may be deemed to be affiliates of the Company by reason of the holdings of common stock by those persons and entities or affiliates of those entities and, with respect to Sterling REIT, Inc., by reason of the service of Ron F. Bearden as President of both the Company and Sterling REIT, Inc.

Commodore Plaza, Ltd. owns the Commodore Plaza Shopping Center in Gulfport, Mississippi which leases retail shopping space to various establishments on a net lease basis.

On October 30, 2002, the Company, through Sterling FBO, completed the acquisition of a 100% ownership interest in both Greeley FBO, L.L.C. and Sterling Austin Aero,L.P. The Company issued an aggregate of 3,143,334 shares of common stock to acquire Greeley FBO and 2,166,666 shares of common stock to acquire Sterling Austin Aero.

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

Greeley FBO owned and operated a private airport facility under the name of Greeley-Weld Jet Center, in Greeley, Colorado. The center opened in 2000 and, during 2002, moved into a newly renovated facility, complete with a new terminal building, an 81,000-foot ramp and a 10,000-foot runway. On-site services include fueling, hangar space, tie down, Jet A, 100LL, Oxygen, GPU, pre-heating, de-icing and self serve 100LL.

Sterling Austin Aero owned a private airport facility located in Austin, Texas and leased to Austin Aero FBO, Ltd. Constructed in 1999 at the new Austin Bergstrom International Airport (AUS), the FBO includes a 15,000 square foot terminal with boarding and waiting area, nine acres of ramp space, 65 tie-down spaces, five 14,000-square-foot hangars, exercise/workout room, pilots lounge, weather information system, flight planning room, showers, offices, secretarial services, fax machines and computers.

On November 25 2002, the Company, through Sterling FBO, completed the acquisition of a 100% ownership interest in both Casper Jet Center, L.L.C., Austin Aero FBO, Ltd., and Sterling-Ft. Worth Jet Center, Ltd. The Company issued an aggregate of 3,723,894 shares of common stock to acquire Casper Jet Center, L.L.C., 4,355,554 shares of common stock to acquire Austin Aero FBO, Ltd., and 1,153,333 shares of common stock to acquire Sterling-Ft. Worth Jet Center, Ltd.

Both Casper Jet Center, L.L.C. and Austin Aero FBO, Ltd. were acquired from Mathew Investment Partnership and Sterling, REIT, Inc. Sterling-Ft. Worth Jet Center, Ltd. was acquired from Mathew Investment Partnership, Sterling, REIT, Inc., and Geld Fund II, LLC. Mathew Investment Partnership, L.P., Geld Fund II, LLC., and Sterling REIT, Inc. may each be deemed to be affiliates of the Company by reason of the holdings of common stock by those entities or affiliates of those entities and, with respect to Sterling REIT, Inc., by reason of the service of Ron F. Bearden as President of both the Company and Sterling, REIT, Inc.

Casper Jet Center, L.L.C. owned and operated a private airport facility in Casper, Wyoming. The recently renovated facility includes a large comfortable pilot lounge, conference room and offers essential pilot supplies at the professional customer service counter. Casper Jet Center is also a full service center for Cessna Aviation and Commander Aviation.

Austin Aero FBO, Ltd. managed Sterling Austin Aero FBO, L.P., a private airport facility located in Austin, Texas.

Sterling-Ft. Worth Jet Center, Ltd. owned a private airport facility located at Ft. Worth Meacham International Airport. The 162,000 square foot facility, managed by Ft. Worth Jet Center, Inc., offers hangar space, tie down services, Jet A and Avgas, computerized weather information, quick turn service, complete line service and the availability of aircraft cleaning services.

On December 30, 2002, the Company completed an exchange pursuant to which BlueStar issued an aggregate of 8,223,953 shares of common stock in exchange for 100% of the outstanding shares of common stock of Ft. Worth Jet Center, Inc.

Ft. Worth Jet Center, Inc. was acquired from Mathew Investment Partnership, Sterling, REIT, Inc, and Geld Fund II, LLC, each of which may be deemed to be affiliates of the Company by reason of the holdings of common stock by those entities or affiliates of those entities and, with respect to Sterling REIT, Inc., by reason of the service of Ron F. Bearden as President of both the Company and Sterling REIT, Inc.

Ft. Worth Jet Center, Inc., owned and operated a private airport facility in Tucson, Arizona, under the name of Gate One Tucson.

In December of 2002, the Company entered into an agreement to sell the underlying assets of each of its airport operating companies, being Greeley FBO, Sterling Austin Aero, Casper Jet Center, Austin Aero FBO, Sterling-Ft. Worth Jet Center, and Ft. Worth Jet Center, to an unaffiliated third party. On January 6, 2003, Sterling Austin Aero and Austin Aero FBO were sold for $8.5 million with the Company receiving $1.5 in cash before payment of settlement charges and providing $7 million in seller financing to the buyer. The sale of the assets of the other operating companies was completed on February 27, 2003, with the Company receiving $10 million in cash plus the payoff of the seller financing notes of $7 million issued on January 6, 2003. Additional consideration, not to exceed $6 million, was payable over the three year period following closing in the form of an earnout calculated based on $2.00 per gallon of jet fuel sold in excess of an increasing minimum sales level. From these proceeds, the Company paid all debts related to the assets sold and $880,000 was set aside as an escrow for contingencies over an eighteen month period.

In March 2003, the Company changed its name from BlueStar Leasing, Inc. to Sterling Equities Holdings, Inc.

As a result of the Exchange, the acquisitions during 2002 and the subsequent sale of operating FBOs, the Company altered its business plan to focus on the acquisition, ownership and operation of income producing real estate with an emphasis on FBOs and leased properties. The Company terminated the equipment leasing operations originally conducted by BlueStar. Following the sale of FBO properties in 2003, operations during 2003 were limited to operation of the four state-leased properties and the Commodore Plaza property and ongoing efforts to acquire certain properties from Sterling REIT.

On January 13, 2004, Ron F. Bearden resigned as Chairman and President of the Company and Thomas Mathew was appointed President, Treasurer and a director and Lloyd Shoppa was appointed Chairman, Secretary and a director of the Company.

In conjunction with the change of management, the new management team began an investigation of circumstances and events at the Company following the sale of the FBO properties in 2003 with the intent of bringing all financial statements and SEC reports current and implementing various procedures and initiatives to improve internal controls and protect corporate assets.

Initial results of the investigation conducted by the new management team indicated that $2,553,261 of funds of the Company had been advanced to Sterling REIT, Inc. at the direction of Lucky Srinivasan, a former officer of the Company, without proper authorization. The funds advanced to Sterling REIT were purportedly used to pay certain expenses of the Company and to pay certain expenses relating to properties of Sterling REIT that were to be transferred to the Company.

Based on the initial findings of new management, the Company and Sterling REIT entered into a Settlement Agreement pursuant to which Sterling REIT delivered to the Company a Promissory Note evidencing the obligation of Sterling REIT to pay the amounts advanced by the Company and a Pledge Agreement, Security Agreement and multiple Deeds of Trust securing repayment of the note with substantially all of the assets of Sterling REIT.

On January 20, 2004, the Company entered into a Settlement Agreement relating to the 2003 sale of FBO properties pursuant to which the $6 million earnout was terminated and $350,000 was distributed to the Company in full settlement of the contingency escrow.


Simultaneous with the appointment of the new management team, the Company relocated its executive offices to 1600 Airport Freeway, Suite 370, Bedford, Texas 76022, telephone number (817) 358-0551.

PROPERTIES

As of December 31, 2002, we owned interests in ten properties, consisting of five properties owned in fee simple and five "FBO" properties consisting of leasehold improvements to properties leased from third parties.

Lease Properties. Four of our leased properties held at December 31, 2002 were located in Austin, Texas and were leased to agencies of the State of Texas. Under those leases, we receive fixed monthly rental payments and the tenants are responsible for payment of various operating costs of the property. All of our Austin leases specify a minimum amount of insurance coverage required to be carried by each tenant. We believe that the insurance policies required to be carried by the tenants will adequately cover the replacement cost of the properties and any personal liability losses, which the tenants may sustain.

The following table summarizes the principal terms and significant data regarding each of the leased properties in Austin, Texas:


                         4719 - 4735         4501          4405
                          Congress        Springdale     Springdale      4708 MLK
                      ---------------  ---------------  -------------  ------------
Lease term (1)
-  Suite A                 5 Yrs           Vacant             5 Yrs     5 Yrs
-  Suite B                  NA             8 Yrs              5 Yrs       NA
-  Suite C                  NA               NA               5 Yrs       NA
-  Warehouse                NA               NA               NA        7 Yrs
Expiration - primary term
-  Suite A                3/31/07            NA             1/31/07   7/31/07
-  Suite B                  NA             1/31/04          1/31/07       NA
-  Suite C                  NA               NA             1/31/07       NA
-  Warehouse                NA               NA               NA      9/30/04
Renewal options             NA               NA               NA          NA
Square footage
-  Suite A                6,695             4,663            16,475    12,000
-  Suite B                  NA              7,945            10,975       NA
-  Suite C                  NA               NA              16,470       NA
-  Warehouse                NA               NA               NA       32,800
Base annual rental
-  Suite A             $ 72,306              NA            $135,852  $108,000
-  Suite B                  NA           $ 81,039          $ 80,432       NA
-  Suite C                  NA               NA            $107,573       NA
-  Warehouse                NA               NA               NA     $135,852


(1)     Each of the leases include a right on the part of the state tenant to terminate the lease based on budgetary restraints.


The fifth leased property held at December 31, 2002 is the Commodore Plaza Shopping Center located in Gulfport, Mississippi and leased to retail establishments. Under those leases, we receive fixed monthly rental payments and the tenants are responsible for payment of all property taxes, general liability insurance, utility expenses and maintenance of the interior of their space. All of the leases specify a minimum amount of insurance coverage required to be carried by each tenant in addition to the "all risks" insurance policy for 100% of the replacement value of the property.

The following table summarizes the principal terms and significant data regarding each of the tenants of Commodore Plaza Shopping Center:


                                                          Mulberry Bush  Mulberry Bush  Clark Temp
                           OfficeMax           Michaels     Maternity     (addition)      Service
                    -----------------------  -------------  -----------   ----------  -------------
Lease term                  15 Yrs               10 Yrs        5 Yrs        5 Yrs         Monthly
Expiration -
Primary term                 6/03                 7/08          4/07         4/07            NA
Renewal option            4 options -          4 options -   1 option -    1 option -        NA
                         5 years each         5 years each    5 years       5 years
Square footage              23,500               19,834         2,500        1,800         1,525
Base annual rental         $246,750             $175,950       $35,000      $25,200       $18,306



FBO Properties. At December 31, 2002, our FBO Properties consisted of 2 properties located in Texas, 1 property located in Colorado, 1 property located in Arizona and 1 property located in Wyoming. Each of the FBO properties consisted of physical improvements, generally consisting of offices, hangers and related improvements typically used in conducting airport operations, located on airport property and leased from the airport. All of our FBO property leases specified a minimum amount of insurance coverage required to be carried by each tenant.

FBO OPERATIONS

With the acquisitions completed during 2002, our FBO business included aviation fueling services, aircraft ground services and other aviation services. Aviation fueling services were comprised primarily of into-plane fueling, maintenance and operation of fuel storage and delivery systems and the retail sale of fuel products. Aircraft ground services consisted primarily of ground handling, aircraft interior grooming, cargo handling, passenger and traffic services and fixed base operations. FBOs generally include the provision of terminal services, pilot facilities, maintenance, weather service, flight planning and hangar space to private, executive and corporate aircraft.

At December 31, 2002, we conducted FBO operations at five airports. During 2002, we provided services to customers pursuant to contractual agreements. The following table lists the airports where we provided services at December 31, 2002 as well as the year such operations were commenced by the entities from which we acquired those operations and the fuel sales at each location during the year ended December 31, 2002:


LOCATION           OPERATING SINCE  FUEL SALES 12/31/02
-----------------  ---------------  --------------------
Austin, Texas           1996            $  4,860,817
Fort Worth, Texas       1994            $  1,620,795
Tucson, Arizona         1998            $  1,659,537
Casper, Wyoming         2000            $  1,451,063
Greeley, Colorado       2000            $    565,201



The demand for independent aviation services depends on both the amount of airline traffic and the extent to which airlines outsource the provision of these services. Based on airport traffic figures, our own market experience and estimates of revenue received for services rendered per plane, we believe that as much as 90% of the total commercial aviation fueling market and 30% of the total commercial ground services market are outsourced by airlines to independent providers and that, as a result, the aggregate independent markets for fueling services and ground services at the top 100 North American airports are approximately $300 million and $1.9 billion, respectively. The independent aviation services industry is highly fragmented and is characterized by many operators that provide services at a single or small number of locations. Small operators are likely to face significant competitive pressures as large airlines increasingly deal with fewer and larger suppliers providing a broader range of services at multiple locations. This trend is expected to encourage the consolidation of the industry and enable suppliers to capitalize on economies of scale.

As noted below, subsequent to December 31, 2002, we sold all of our FBO properties and FBO operations (see "Sale of FBO Operations").

SALE OF FBO OPERATIONS

On February 27, 2003, we completed the sale of all of the assets and operations of our Sterling-Austin Aero, Sterling-Forth Worth Jet Center, Austin Aero FBO, Fort Worth Jet Center, Casper Jet Center and Greeley FBO subsidiaries, comprising all of our FBO properties and operations. The assets and operations sold consist principally of real estate, permits to conduct fixed base flight support operations for commercial, private, military and government aircraft, facilities improvements, equipment and related assets.

The assets and operations were sold to Trajen Flight Support, L.P., an unaffiliated third party, for a total purchase price of $20.8 million plus an "earn-out" capped at $6 million based on jet fuel sales from the five defined FBO operations over the succeeding three years as compared to certain benchmarks. The purchase price was paid $11.5 million on January 6, 2003 with the balance being paid in full at closing on February 27, 2003. Pursuant to a Settlement Agreement entered into in January 2004, the earn-out provision relating to our sale to Trajen was terminated.

OPERATING STRATEGY

We intend to continue our business of acquiring, operating and holding FBOs and real properties for investment. Our principal strategy has expanded to acquiring equity interests in aviation and real estate related businesses with a focus on
(1) FBO operations and (2) leased properties. We will seek to acquire operating business that are aviation related including service businesses with the objective to own the business as a subsidiary or as an investment which can generate income under our management. While it is not a principal objective, we may from time to time acquire businesses for investment or development not in the aviation industry. Each potential acquisition and leasing transaction will be evaluated based on the ability to generate sufficient rates of return in excess of our cost of capital.

Our objectives are: (1) to preserve and protect our capital by the acquisition of income producing businesses or improved real estate properties on an "all cash" basis or where favorable financing is available; (2) to purchase income-producing businesses and properties at prices that are below appraised values; (3) to obtain capital appreciation through increases in the value of our businesses and properties; and (4) to the extent that funds from operations are available for such purpose, to provide shareholders with cash distributions. There can be no assurance that such objectives can be attained.

BUSINESS MANAGEMENT

The operations of FBO related property will be the responsibility of our subsidiary, Sterling FBO. The management of Sterling FBO developed and managed the operations of the five FBO properties sold to Trajen, Inc. Other aviation related businesses that are acquired will be managed by the management professionals of that business or management will be employed. All aviation related businesses will be the responsibility of Sterling FBO. Other businesses which might be acquired will be operated by management in place as a subsidiary reporting directly to Sterling Holdings.

PROPERTY MANAGEMENT

The supervision of the operations of the properties is managed principally by management of our subsidiary, Sterling FBO. Because of the nature of our properties and the leases on those properties, necessary management functions are limited. If and when needed to supplement the efforts and capabilities of our management, we may retain third-party real estate professionals to provide leasing services in connection with identifying and qualifying prospective tenants, assist in the negotiation of leases, provide periodic financial statements, receive and deposit monthly lease payments, periodically verify tenant payments of real estate taxes and insurance coverage, and periodically inspect properties and tenant records where applicable. Third party real estate professionals, and affiliates providing services in lieu of such real estate professionals, will be compensated for administrative and management services in an amount not to exceed those fees which would be customarily charged in an arms-length transaction by others rendering similar services. The tenants are responsible, at their expense, for day-to-day on-site management and maintenance of the properties.

FINANCING

We have no specific guidelines relating to the manner in which we finance the acquisition and operation of businesses or properties. Management intends to seek out, evaluate and select the most favorable financing option available to acquire and operate properties, which options may include, among others: (1) use of available funds on hand; (2) conventional lenders; (3) seller financing; (4) institutional lending sources; and (5) joint venture or similar structures. Debt financing received will typically include the granting of a first lien on assets or a mortgage first lien position on properties financed and require compliance with a variety of standard borrowing covenants.

At December 31, 2002, various of our FBO properties were subject to mortgages, other debt and first lien positions securing indebtedness totaling approximately $17.0 million. In conjunction with the sale of FBO properties in 2003, all indebtedness secured by our FBO properties has been paid in full.

COMPETITIVE CONDITIONS

The properties we owned in Austin at December 31, 2002, other than the FBO properties that have been sold, are leased to various agencies of the State of Texas and retail tenants. While those state agencies are not subject to competition, upon the expiration of the leases those agencies may seek out other space to lease. The tenants of our other retail property in Mississippi have long-term leases with options to extend; upon expiration, other competing tenants will be sought. Similarly, properties that we may acquire in the future will be subject to risks affecting the tenants and risks that tenants will relocate at the end of the lease term. The real estate rental market in the markets in which we operate now and in the future are subject to fluctuations and are affected by local economic conditions. There will typically be a large number of comparable properties that compete with our properties for tenants. Many property owner/operators may be willing to lease space on terms significantly more favorable to tenants than are we in which case we may lose tenants. We attempt to mitigate competitive factors by acquiring properties with existing tenants that are financially sound and long-term leases.

EMPLOYEES

As of August 20, 2004, we employed one full-time employee/officer of the Company. With the disposition of our FBO operating companies, our current operations are limited to the acquisition, oversight, collection of lease payments and other administrative functions associated with the ownership of leased properties. In that regard, we may, from time to time retain consultants or part-time employees to provide services.

ITEM 2.     PROPERTIES

As of December 31, 2002, we owned properties that are described more fully under
Item  1.  Business  -  Properties  above.

As of August 20, 2004, our principal offices are located at 1600 Airport Freeway, Suite 370, Bedford, Texas 76022. Those offices are leased from a third party pursuant to a short term lease at a monthly rent of approximately $1,200.

Management believes that our facilities are adequate to support operations for the foreseeable future.

ITEM 3.     LEGAL PROCEEDINGS

The Company may from time to time be a party to lawsuits incidental to its business. With the change of management in 2004, the Company entered into a settlement with Sterling REIT pursuant to which Sterling REIT pledged substantially all of its assets as security for the repayment of $2,553,261 advanced made by the Company to Sterling REIT at the direction of Lucky Srinivasan, a former officer of the Company, but without proper authorization. The Company is continuing to evaluate potential claims it may have against Mr. Srinivasan. Additionally, the Company is evaluating other potential claims against former management personnel.

Our  subsidiary,  Austin  Aero  FBO,  Limited  is  party to a suit styled Travis
                                                                          ------
Central Appraisal District and Travis Appraisal Review Board v. Signature Flight
--------------------------------------------------------------------------------
Support  Corporation,  et.al.,  originally  filed in the 261st Judicial District
----------------------------
Court of Travis County, Texas and currently on appeal before the Third Court of Appeals in Austin, Texas. The plaintiffs in the suit asserted that the defendants, including Austin Aero, were liable for property taxes relating to certain improvements constructed at Austin-Bergstrom Airport and used by the defendants pursuant to a lease of the facilities and operations of the improvements as part of fixed base operations of the airport. The defendants asserted that the facilities were exempt from property tax under an exemption covering property used as part of a public transportation facility owned by an incorporated city. The defendants were granted summary judgment at the trial court. The taxing authorities have appealed the trial court's summary judgment and that appeal is currently pending. We believe that the trial court's summary judgment was appropriate. We have escrowed funds in an amount sufficient to pay the contested taxes.

Except as noted, we are not aware of any current, pending, or threatened litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
             MATTERS

MARKET  INFORMATION

On December 31, 2002, our common stock traded on the OTC Bulletin Board under the symbol "BLSL". In March 2003, the name of the Company was changed to "Sterling Equity Holdings, Inc." with the common stock trading on the OTC Bulletin Board under the symbol "SEQU." In 2003, trading in our common stock moved from the OTC Bulletin Board to the Pink Sheets.

There is no established trading market in the Company's Common Stock and trading therein is sporadic. The last reported price of the Company's Common Stock, as of August 20, 2004, was $0.30.

HOLDERS

As of August 20, 2004, there were approximately 42 holders of record of the Company's common stock.

DIVIDENDS

The Company has not paid any cash dividends since its inception and presently anticipates that all earnings, if any, will be retained for development of the Company's business and that no dividends on the shares of Common Stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, the operating and financial condition of the Company, its capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on the Common Stock will be paid in the future.

SALES  OF  UNREGISTERED  SECURITIES

During the fourth quarter of 2002, we issued the following unregistered securities:

- In October 2002, the Company issued 2,000,000 shares of common stock to acquire a 99% limited partnership interest in Commodore Plaza, Ltd. Commodore Plaza, Ltd. was acquired from, and the shares were issued to, Hugo Verhaeghe, Chaz Glace, Thomas Mathew and Sterling REIT, Inc., each of which may be deemed to be affiliates of the Company.

- In October 2002, the Company issued 3,143,334 shares of common stock to acquire a 100% ownership interest in Greeley FBO, L.L.C. and 2,166,666 shares of common stock to acquire a 100% ownership interest in Sterling Austin Aero, L.P. Both Greeley FBO and Sterling Austin Aero were acquired from, and the shares were issued to, Geld Fund II, LLC, Chasco Investments, Inc., Mathew Investment Partnership and Sterling REIT, Inc.

- In November 2002, the Company issued an aggregate of 3,723,894 shares of common stock to acquire Casper Jet Center, L.L.C., 4,355,554 shares of common stock to acquire Austin Aero FBO, Ltd., and 1,153,333 shares of common stock to acquire Sterling-Ft. Worth Jet Center, Ltd. Both Casper Jet Center, L.L.C. and Austin Aero FBO, Ltd. were acquired from Mathew
     Investment Partnership and Sterling, REIT, Inc. Sterling-Ft. Worth Jet Center, Ltd. was acquired from Mathew Investment Partnership, Sterling, REIT, Inc., and Geld Fund II, LLC.

- In December 2002, the Company issued 8,223,953 shares of common stock to acquire 100% of the outstanding shares of common stock of Ft. Worth Jet Center, Inc. Ft. Worth Jet Center, Inc. was acquired from Mathew Investment Partnership, Sterling, REIT, Inc, and Geld Fund II, LLC.

- In October 2002, the Company issued 1,500,000 shares of common stock to R.F. Bearden Associates, Inc. and 1,500,000 shares of common stock to Old Capitol Club, Inc. as payment in full for services rendered by R.F. Bearden Associates in the form of management services of Ron F. Bearden in the invoiced amount of $173,754.

The issuance of all shares of our common stock described above was pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and related state private offering exemptions. All of the investors were Accredited Investors as defined in the Securities Act, or sophisticated investors with existing relationships with the Company, who took their shares for investment purposes without a view to distribution and had access to information concerning the Company and its business prospects, as required by the Securities Act.

In addition, there was no general solicitation or advertising for the purchase of our shares. Our securities were sold only to persons with whom we had a direct personal preexisting relationship, and after a thorough discussion. All certificates for our shares contain a restrictive legend. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

No  commissions  were  paid  in  connection  with the issuances described above.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward statements wherever they appear in this Form 10-KSB. Our actual results could differ materially from those discussed here.

HISTORY  AND  DEVELOPMENT  OF  COMPANY

Sterling  Equities  Holdings,  Inc.,  originally  incorporated  under  the  name
BlueStar Leasing, Inc., was formed in January 2001 and, following a series of acquisitions during 2002 and the sale of certain operations in 2003, is principally engaged in the business of acquiring, operating and holding equity interests in business entities primarily in the aviation and real estate industries.

BlueStar  was  formed  as  a  "small  ticket"  regional  leasing  company.

Effective at the close of business on September 30, 2002, BlueStar completed an exchange (the "Exchange") pursuant to which BlueStar issued an aggregate of 5,638,334 shares of common stock in exchange for 100% of the outstanding shares of common stock of Sterling FBO Holdings, Inc. ("Sterling FBO"). Pursuant to the terms of the Exchange, each share of Sterling FBO common stock was exchangeable for one share of BlueStar common stock. As a result of the Exchange, Sterling FBO became a wholly owned subsidiary of BlueStar.

Sterling FBO is a Nevada corporation formed in May 2002 to acquire own and operate private airport Fixed Base Operations ("FBOs") and income producing real estate. At the time of the Exchange, Sterling FBO owned 88.9% or greater interests in, and operated, four industrial office facilities located in Austin, Texas and leased to governmental agencies. Additionally, at the time of the Exchange, Sterling FBO was engaged in negotiations with certain affiliates to acquire additional properties and FBO operations, which negotiations resulted in the acquisitions, between October and December 2002, of interests in a retail shopping center and six FBOs.

In October 2002, the Company, through Sterling FBO, completed the acquisition of a 99% limited partnership interest in Commodore Plaza, Ltd. The Company issued an aggregate of 2,000,000 shares of common stock to acquire Commodore Plaza, Ltd.

Commodore Plaza, Ltd. was acquired from Hugo Verhaeghe, Chaz Glace, Thomas Mathew and Sterling REIT, Inc., each of which may be deemed to be affiliates of the Company by reason of the holdings of common stock by those persons and entities or affiliates of those entities and, with respect to Sterling REIT, Inc., by reason of the service of Ron F. Bearden as President of both the Company and Sterling REIT, Inc.

Commodore Plaza, Ltd. owns the Commodore Plaza Shopping Center in Gulfport, Mississippi which leases retail shopping space to various establishments on a net lease basis.

On October 30, 2002, the Company, through Sterling FBO, completed the acquisition of a 100% ownership interest in both Greeley FBO, L.L.C. and Sterling Austin Aero, L.P. The Company issued an aggregate of 3,143,334 shares of common stock to acquire Greeley FBO and 2,166,666 shares of common stock to acquire Sterling Austin Aero.

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

Greeley FBO owned and operated a private airport facility under the name of Greeley-Weld Jet Center, in Greeley, Colorado. The center opened in 2000 and, during 2002, moved into a newly renovated facility, complete with a new terminal building, an 81,000-foot ramp and a 10,000-foot runway. On-site services include fueling, hangar space, tie down, Jet A, 100LL, Oxygen, GPU, pre-heating, de-icing and self serve 100LL.

Sterling Austin Aero owned a private airport facility located in Austin, Texas and leased to Austin Aero FBO, Ltd. Constructed in 1999 at the new Austin Bergstrom International Airport (AUS), the FBO includes a 15,000 square foot terminal with boarding and waiting area, nine acres of ramp space, 65 tie-down spaces, five 14,000-square-foot hangars, exercise/workout room, pilots lounge, weather information system, flight planning room, showers, offices, secretarial services, fax machines and computers.

On November 25 2002, the Company, through Sterling FBO, completed the acquisition of a 100% ownership interest in both Casper Jet Center, L.L.C., Austin Aero FBO, Ltd., and Sterling-Ft. Worth Jet Center, Ltd. The Company issued an aggregate of 3,723,894 shares of common stock to acquire Casper Jet Center, L.L.C., 4,355,554 shares of common stock to acquire Austin Aero FBO, Ltd., and 1,153,333 shares of common stock to acquire Sterling-Ft. Worth Jet Center, Ltd.

Both Casper Jet Center, L.L.C. and Austin Aero FBO, Ltd. were acquired from Mathew Investment Partnership and Sterling, REIT, Inc. Sterling-Ft. Worth Jet Center, Ltd. was acquired from Mathew Investment Partnership, Sterling, REIT, Inc., and Geld Fund II, LLC. Mathew Investment Partnership, L.P., Geld Fund II, LLC., and Sterling REIT, Inc. may each be deemed to be affiliates of the Company by reason of the holdings of common stock by those entities or affiliates of those entities and, with respect to Sterling REIT, Inc., by reason of the service of Ron F. Bearden as President of both the Company and Sterling, REIT, Inc.

Casper Jet Center, L.L.C. owned and operated a private airport facility in Casper, Wyoming. The recently renovated facility includes a large comfortable pilot lounge, conference room and offers essential pilot supplies at the professional customer service counter. Casper Jet Center is also a full service center for Cessna Aviation and Commander Aviation.

Austin Aero FBO, Ltd. managed Sterling Austin Aero FBO, L.P., a private airport facility located in Austin, Texas.

Sterling-Ft. Worth Jet Center, Ltd. owned a private airport facility located at Ft. Worth Meacham International Airport. The 162,000 square foot facility, managed by Ft. Worth Jet Center, Inc., offers hangar space, tie down services, Jet A and Avgas, computerized weather information, quick turn service, complete line service and the availability of aircraft cleaning services.

On December 30, 2002, the Company, through Sterling FBO, completed an exchange pursuant to which BlueStar issued an aggregate of 8,223,953 shares of common stock in exchange for 100% of the outstanding shares of common stock of Ft.
Worth  Jet  Center,  Inc.

Ft. Worth Jet Center, Inc. was acquired from Mathew Investment Partnership, Sterling, REIT, Inc, and Geld Fund II, LLC, each of which may be deemed to be affiliates of the Company by reason of the holdings of common stock by those entities or affiliates of those entities and, with respect to Sterling REIT, Inc., by reason of the service of Ron F. Bearden as President of both the Company and Sterling REIT, Inc.

Ft. Worth Jet Center, Inc., owned and operated a private airport facility in Tucson, Arizona, under the name of Gate One Tucson.

In December of 2002, the Company entered into an agreement to sell the underlying assets of each of its airport operating companies, being Greeley FBO, Sterling Austin Aero, Casper Jet Center, Austin Aero FBO, Sterling-Ft. Worth Jet Center, and Ft. Worth Jet Center, to an unaffiliated third party. On January 6, 2003, Sterling Austin Aero and Austin Aero FBO were sold for $8.5 million with the Company receiving $1.5 in cash before payment of settlement charges and providing $7 million in seller financing to the buyer. The sale of the assets of the other operating companies was completed on February 27, 2003, with the Company receiving $10 million in cash plus the payoff of the seller financing notes of $7 million issued on January 6, 2003. Additional consideration, not to exceed $6 million, was payable over the three year period following closing in the form of an earnout calculated based on $2.00 per gallon of jet fuel sold in excess of an increasing minimum sales level. From these proceeds, the Company paid all debts related to the assets sold and $880,000 was set aside as an escrow for contingencies over an eighteen month period.

In March 2003, the Company changed its name from BlueStar Leasing, Inc. to Sterling Equities Holdings, Inc.

As a result of the Exchange, the acquisitions during 2002 and the subsequent sale of operating FBOs, the Company altered its business plan to focus on the acquisition, ownership and operation of income producing real estate with an emphasis on FBOs and net leased properties. The Company terminated the equipment leasing operations originally conducted by BlueStar. Following the sale of FBO properties in 2003, operations during 2003 were limited to operation of the four state-leased properties and the Commodore Plaza property and ongoing efforts to acquire certain properties from Sterling REIT.

On January 13, 2004, Ron F. Bearden resigned as Chairman and President of the Company and Thomas Mathew was appointed President, Treasurer and a director and Lloyd Shoppa was appointed Chairman, Secretary and a director of the Company.

In conjunction with the change of management, the new management team began an investigation of circumstances and events at the Company following the sale of the FBO properties in 2003 with the intent of bringing all financial statements and SEC reports current and implementing various procedures and initiatives to improve internal controls and protect corporate assets.

Initial results of the investigation conducted by the new management team indicated that $2,553,261 of funds of the Company had been advanced to Sterling REIT, Inc. at the direction of Lucky Srinivasan, a former officer of the Company, without proper authorization. The funds advanced to Sterling REIT were purportedly used to pay certain expenses of the Company and to pay certain expenses relating to properties of Sterling REIT that were to be transferred to the Company.

Based on the initial findings of the new management team, the Company and Sterling REIT entered into a Settlement Agreement pursuant to which Sterling REIT delivered to the Company a Promissory Note evidencing the obligation of Sterling REIT to pay the amounts advanced by the Company and a Pledge Agreement, Security Agreement and multiple Deeds of Trust securing repayment of the note with substantially all of the assets of Sterling REIT.

On January 20, 2004, the Company entered into a Settlement Agreement relating to the 2003 sale of FBO properties pursuant to which the $6 million earnout was terminated and $350,000 was distributed to the Company in full settlement of the contingency escrow.

The Exchange was accounted for as a recapitalization of the Company with Sterling FBO as the acquirer (a "reverse acquisition"). On this basis, the historical consolidated financial statements of BlueStar prior to September 25, 2002 are those of Sterling FBO and its subsidiaries and the historical shareholders' equity of BlueStar as of September 25, 2002 has been retroactively restated to reflect the equivalent number of shares of BlueStar issued for such acquisition. The acquisition of the various affiliated entities in the fourth quarter of 2002 has been accounted for as a purchase.

PLAN  OF  OPERATIONS

As a result of the Exchange, the acquisitions during 2002 and the subsequent sale of operating FBOs, the Company has altered its business plan to focus on the acquisition, ownership and operation of income producing real estate with an emphasis on FBOs and leased properties. Following the Exchange, the Company terminated BlueStar's equipment leasing operations.

The Company intends to derive fixed monthly rental income from its existing properties, and properties acquired in the future, under leases wherein the tenant pays a negotiated portion of the operating costs of the property. The Company's leasing operations are expected to focus on (1) office and other commercial properties and (2) FBO properties.

OVERVIEW  OF  OPERATIONS

The Company's business during 2002 included (1) operation of five properties under leases, and (2) operation of five FBO properties offering aviation fueling services, aircraft ground services and other aviation services. As a result of the disposal of all FBO operations in 2003, all operating results relating to the FBO operations have been reclassified as discontinued operations and are reported as a single entry on the Statement of Operations.

Lease Operations. Leased properties held during 2002 consisted of four properties located in Austin, Texas each of which is leased to agencies of the State of Texas under leases in which the tenant pays a fixed monthly rental and a negotiated portion of the operating costs relating to the property. During 2002, the Company also owned one retail property in Gulfport, Mississippi, leased to multiple retail tenants on a "net lease" basis.

FBO Operations. Aviation fueling services during 2002 were comprised primarily of into-plane fueling, maintenance and operation of fuel storage and delivery systems and the retail sale of fuel products. Aircraft ground services consist primarily of ground handling, aircraft interior grooming, cargo handling, passenger and traffic services and FBOs.

Revenues

- Leased Properties. Revenues from operation of leased properties consist of fixed monthly rental payments.

- FBO Operations. Into-plane fueling service consists of providing airplanes with specified amounts of fuel from fuel storage facilities located at the airport. We generally record revenue from into-plane fueling contracts based on a fee per gallon of fuel delivered. In addition, we sell aviation fuel to private aircraft at retail prices at locations where we operate FBOs. FBOs generally include the provision of terminal services, pilot facilities, maintenance, weather service, flight planning and hangar space to private, executive and corporate aircraft. Substantially all FBO services, other than hangar and pilot facility usage and aircraft maintenance, were provided without separate fees but were reflected in per gallon fees charged for fuel. Hangar and pilot facility usage, as well as aircraft maintenance at some locations, were subject to separate charges based on a fixed fee schedule.

Costs and Expenses

- Leased Operations. Our principal expenses associated with leased property operations in Austin are administrative expenses, real estate taxes, hazard insurance and maintenance. The tenant in each of those leases pays all utilities and janitorial costs. Because of the nature of net lease property operations of Commodore Plaza, we have no direct cost of revenues.

- FBO Operations. Our principal FBO operating expenses are labor costs and direct supervision at stations along with related benefits and payroll taxes, cost of fuel sold, workers' compensation, property and liability insurance, rent expense, repairs and maintenance expenses and miscellaneous other direct station-related expenses. Certain of these expenses are relatively fixed, regardless of the extent of operations at a particular station, including the cost of the facility and related administrative expenses. Selling, general and administrative expenses include the costs of marketing FBO services, and accounting, finance and personnel related expenses. These costs are generally comprised of labor costs and related benefits and payroll taxes, legal and other professional fees and miscellaneous expenses.

CRITICAL  ACCOUNTING  POLICIES

The following describes the critical accounting policies used in reporting our financial condition and results of operations. In some cases, accounting standards allow more than one alternative accounting method for reporting. In those cases, our reported results of operations would be different should we employ an alternative accounting method.

Impairment of Long-Lived Assets

We review all long-lived assets on a regular basis to determine if there has been an impairment in the value of those assets. If, upon review, it is determined that the carrying value of those assets may not be recoverable, we will record a charge to earnings and reduce the value of the asset on the balance sheet to the amount determined to be recoverable.

For purposes of evaluating recoverability of long-lived assets, the recoverability test is performed using undiscounted cash flows of the individual assets and consolidated undiscounted net cash flows for long-lived assets not identifiable to individual properties compared to the related carrying value. If the undiscounted operating income is less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of each asset with its fair value. Fair value is generally based on a discounted cash flow analysis.

Based on our review of our present operating properties and other long-lived assets, during the fiscal year ended December 31, 2002, we recorded no impairments of our long-lived assets.

RESULTS  OF  OPERATIONS

As a result of the Exchange, results of operations reported are those of Sterling FBO from the date of commencement of operations by Sterling FBO, September 25, 2002, to December 31, 2002.

Following is summary financial information reflecting the operations for the period indicated.




                                        Period from Inception
                                        (September 25, 2002)
                                        to December 31, 2002
                                       -----------------------
Rental revenues                        $              275,887
Rental operating expenses                             384,406
Other operating expenses                            1,001,019
                                       -----------------------
Loss from operations, before tax                   (1,109,538)
Income tax benefit                                    246,413
                                       -----------------------
Net loss from continuing operations                  (863,125)
Net loss from discontinued operations                 (39,237)
                                       -----------------------
Net loss                               $             (902,362)
                                       =======================

Revenues

All revenues for the period from inception (September 25, 2002) to December 31, 2002 were derived from the leases of the five properties owned and operated by the Company during that period. Base rental amounts are fixed by contract subject to contractual escalation provisions and obligations of tenants to pay certain operating expenses associated with the properties. Estimated minimum rental payments to the Company are $1,088,605 annually through 2006 and decrease thereafter.

Rental Operating Expenses

Rental operating expenses are costs associated with the ownership and operation of rental properties. Principal rental operating expenses during the period related to interest expense ($145,303) and depreciation and amortization expense ($122,247) associated with ownership of, and debt service on, the rental properties and property taxes ($67,592), repairs, maintenance, utilities and other costs.

Other Operating Expenses

Other operating expenses during the period related to bad debts ($699,342) and merger and consulting expenses ($301,677). Bad debt expense for the period related to funds advanced to Sterling REIT, an affiliated shareholder of the Company, in connection with the payment of certain expenses relating to properties to be transferred from Sterling REIT to the Company. The properties in question were never transferred to the Company. In 2004, pursuant to the terms of a Settlement Agreement, Sterling REIT pledged substantially all of its assets to the Company to secure repayment of amounts advanced by the Company. Based on an evaluation by management, all advances made to Sterling REIT at December 31, 2002 were determined to be uncollectible and advances made in 2003 will be similarly treated. Merger and consulting expenses related to amounts paid in connection with proposed or actual acquisitions of properties and financing of those properties, a substantial of those expenses being amounts paid to related parties.

Income Taxes

A deferred income tax benefit of $246,413 was recorded reflecting the net operating loss for the period.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash  and  Working  Capital  Position

At December 31, 2002, the Company had a cash balance of $475,845 and a working capital deficit of approximately $134,244, including current maturities on notes payable of $195,793. The working capital deficit excludes current payables relating to assets held for sale.

Cash Flows

Cash flows for the period from inception (September 25, 2002) to December 31, 2002, were derived from, or related to, the various acquisitions during the period as well as ongoing operations, investments and financing activities undertaken during the period.

Operations during the period used $17,930 of cash, including changes in operating assets and liabilities that provided $560,277 of operating cash flow.

Investing activities during the period provided net cash of $128,411, of which $544,474 represented cash held by acquired entities with $1,598 being applied to land, buildings and improvements and $414,465 being applied as advances relating to construction in progress.

Financing activities during the period provided net cash of $365,364, consisting of proceeds of notes payable in the amount of $487,160 partially offset by note payments of $87,101 and deferred loan costs of $34,695.

Long-Term Debt

At December 31, 2002, the Company had long-term debt of approximately $24,760,358. Of the long-term debt at December 31, 2002, $15,115,614 related to FBO assets held for sale. That debt was paid in full upon the sale of the FBO assets in 2003.

The balance of the long-term debt consisted principally of indebtedness on the Company's leased real estate properties in the amount of $9,644,744. The indebtedness is comprised of separate loans on each of the Company's five properties, each of which is secured by first lien positions on the Company's real estate.

Financial Commitments and Requirements

The Company's principal financial commitments and requirements relate to funding operational deficits, if any, overhead and servicing debt on Company real estate.

Our only material contractual obligations requiring determinable future payments on our part are our notes payable secured by real estate. Scheduled debt service payments on real estate notes, excluding debt relating to assets held for sale, at December 31, 2002 were as follows:


                                  Payments due by period
                ---------------------------------------------------------------
                   Total        2003       2004 - 2005  2006 - 2007  Thereafter
                ----------  ------------  ------------  -----------  ----------
Long-term debt  $9,840,537  $    195,793  $    439,009  $   509,916  $8,695,819
                ----------  ------------  ------------  -----------  ----------
     Total      $9,840,537  $    195,793  $    439,009  $   509,916  $8,695,819
                ----------  ------------  ------------  -----------  ----------

INFLATION

Inflation has historically not had a material effect on our operations. When the price of products and services increases, we believe that we will be able to pass those higher prices on to the customer. Accordingly, we believe inflation will not have a material effect on our future operations.

ITEM  7.     FINANCIAL  STATEMENTS

The financial statements, together with the independent auditors' report thereon of Thomas Leger & Co., L.L.P., appear beginning on page 23 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In 2003, following the Exchange, our Board of Directors dismissed Chavez & Koch, CPA, Ltd. as the Company's independent accountants and selected Thomas Leger & Co., L.L.P. as the Company's new independent accountants.

Chavez & Koch's report on the financial statements for the period from inception (January 31, 2001) to December 31, 2001 did not contain an adverse opinion or disclaimer, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During our two most recent fiscal years and any subsequent interim period preceding the dismissal of Chavez & Koch, there were no disagreements with Chavez & Koch on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s) if not resolved to the satisfaction of Chavez & Koch, would have caused Chavez & Koch to make reference to the subject matter of the disagreement(s) in connection with its report.

During the Company's two most recent fiscal years and any subsequent interim period preceding the dismissal of Chavez & Koch, there have been no reportable events of the type required to be disclosed by Item 304(a)(1)(v) of Regulation S-K.

Prior to the engagement of Thomas Leger & Co., L.L.P., we did not consult with such firm regarding the application of accounting principles to a specific completed or contemplated transaction, or any matter that was either the subject of a disagreement or a reportable event. We also did not consult with Thomas Leger & Co., L.L.P. regarding the type of audit opinion which might be rendered on our financial statements and no oral or written report was provided by Thomas Leger & Co., L.L.P.

ITEM  8A.     CONTROLS  AND  PROCEDURES

The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Accounting Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that, as of the fiscal year ended December 31, 2002, except as described below, the disclosure controls and procedures were effective.

During 2004, following a change in management and an internal review by new management, the Company determined that certain internal controls relating to the control of cash were inadequate. With the change in management, we have implemented certain procedures designed to properly control cash and authorization with respect to Company bank accounts.

                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE ACT

The following table sets forth certain information regarding the directors and executive officers of the Company as of August 20, 2004.


      Name           Age                Position
      ----         -----  ---------------------------------

  Thomas Mathew     46    President, Treasurer and Director
  Lloyd Shoppa      72    Chairman, Secretary and Director
  Ron F. Bearden    62    Director

There are no family relationships among any of the directors or officers of the Company.

BUSINESS EXPERIENCE

Thomas Mathew has served as President, Treasurer and a director of the Company since February 2004. Since 1984, Mr. Mathew has operated Mathew Aviation Services, providing aircraft management, VIP air transportation and other aviation services. From 1994 to 2002, Mr. Mathew served as President and Chief Executive Officer of GateOne, Inc., and its predecessors, a five location fixed base operator (FBO). All of the FBO operations and assets of GateOne were transferred to the Company in 2002.

Lloyd Shoppa has served as Chairman, Secretary and a director of the Company since February 2004. Since 1992, Mr. Shoppa has served as Chairman of Shoppa's Material Handling, a Toyota industrial equipment distributor. Since 1997, Mr. Shoppa has served as Chairman of Clean Air Flow, Inc., a manufacturer of emissions reduction products. Since 1985, Mr. Shoppa has also served as Chairman and a director of Shoppa Farm Supply. From 1964 to 1997, Mr. Shoppa served in various executive positions, including President and Vice-Chairman, with Bell Helicopter Textron, a worldwide manufacturer and distributor of helicopters. Since 2002, Mr. Shoppa has served on the East Bernard Community Development
Board  which  is  operated  by  Prosperity  Bancshares,  Inc.

Ron F. Bearden has served as a director of the Company since the acquisition by the Company of Sterling FBO Holdings in September 2002 and served as Chairman, President and Chief Executive Officer of the Company from the acquisition of Sterling FBO Holdings until February 2004. From 1998 to February 2004, Mr.
Bearden also served as President of Sterling REIT, Inc., a real estate investment and development company. For more than 5 years, Mr. Bearden has served as the principal officer of R.F. Bearden Associates, a management consulting firm. Since December 2003, Mr. Bearden has served as a principal of Old Capital Partners, L.P., a commercial real estate lender.

TERM OF OFFICE

The directors named above will serve until the next annual meeting of the Company's shareholders. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement.

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

Under the securities laws of the United States, the Company's directors, its executive officers, and any person holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates during fiscal year 2002. To the Company's knowledge, all of the filing requirements were satisfied on a timely basis in fiscal year 2002, except for the following: (1) E Corp, Hugo Verhaeghe and Chaz Glaz each failed to file Forms 3 reporting their initial acquisition of 10% of the Company's shares, and
(2) Ron F. Bearden failed to file on a timely basis a Form 3 reporting his initial appointment as President and a Director of the Company. In making these disclosures, the Company has relied solely on copies of reports provided to the Company.

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth information concerning cash and non-cash compensation paid or accrued for services in all capacities to the Company during the year ended December 31, 2002 of each person who served as the Company's Chief Executive Officer during fiscal 2002 and the next four most highly paid executive officers (the "Named Officers").


                                                                               Long Term
                                           Annual Compensation                Compensation
Name and                                 ----------------------              ---------------
Principal Position           Year      Salary($)  Bonus($)  Other ($)        Stock Options(#)
--------------------------  -----     ----------  -------  ----------   -----------------------
Ron F. Bearden (1)(2)       2002        46,323      -0-      173,754                       -
  President and             2001             -      -0-            -                       -
  Chief Executive Officer   2000             -      -0-            -                       -



(1)     Salary shown as paid or accrued for services of Mr. Bearden during 2002 consisted of amounts paid to R.F. Bearden Associates, Inc. for services in connection with the Exchange.
(2)     Other compensation paid consisted of the market value of 3,000,000 shares of common stock issued in conjunction with services provided through R.F. Bearden Associates, Inc. relating to the formation of Sterling FBO Holdings and related services.  Such shares were issued 1,500,000 to R.F. Bearden
        Associates, Inc. and 1,500,000 to Old Capitol Corp.


The Company currently pays no compensation for service of directors. The Company may consider payment of certain amounts to attract the services of independent directors.

The Company, at August 20, 2004, had no employment agreements with any employees.

The Company expects to enter into employment agreements with key employees, to implement comprehensive compensation arrangements with its officers and to adopt benefit plans in the future at the discretion of the Board of Directors to attract and retain officers and key employees.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table is furnished as of August 20, 2004, to indicate beneficial ownership of shares of the Company's Common Stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Common Stock, (2) each director and named officer of the Company, individually, and (3) all officers and directors of the Company as a group.


Name and address                                    Number of shares
of beneficial owner (1)                            beneficially owned  Percent
-------------------------------------------------  ------------------  --------

Sterling REIT, Inc. (2)                                    11,320,007     28.5%
Thomas Mathew (3)                                           8,788,422     22.2%
Hugo Verhaghe (4)                                           6,812,088     17.2%
Charles Glace (5)                                           3,484,550      8.8%
Lucky Srinivasan (6)                                        2,500,000      6.3%
Ron F. Bearden (7)                                          1,500,000      3.8%
Lloyd Shoppa                                                  457,500      1.2%
All officers and directors as a group (3 persons)          10,745,922     27.1%


(1) Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to the shares shown opposite the name of each person or group.
(2) Ownership and control of Sterling REIT, Inc. is subject to disputed claims. Charles Glace is Chairman of Sterling REIT and may be deemed to control the shares held by Sterling REIT. All shares held by Sterling REIT have been pledged to the Company to secure repayment of advances to Sterling REIT totaling $2,553,261.
(3) All shares are held of record by Mathew Investment Partnership. Address is 7401 Windswept Trail, Colleyville, TX 76034.
(4) All shares are held of record by Geld Fund II LC. Address is 7705 Debbie Dr., Leander, Texas 78641.
(5) All shares are held of record by Chasco Investments, Inc. Address is PO Box 1057, Round Rock, Texas 78680.
(6) All shares are held of record by E Corp. Lucky Srinivasan holds voting and investment power with respect to the shares.
(7) All shares are held of record by R.F. Bearden Associates, Inc. The sole shareholder of R.F. Bearden Associates, Inc. is Rebecca Bearden who is married to Ron F. Bearden, a director of the Company. Ron F. Bearden disclaims beneficial ownership of all shares held by R.F. Bearden Associates, Inc. Address is 2800 Post Oak Blvd., Suite 5260, Houston, Texas 77056.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The Company and its subsidiary, Sterling FBO, have, from time to time, entered into transactions with various entities controlled by the Company's principal shareholders and/or by Ron F. Bearden. The principal shareholders of the Company include Sterling REIT, Inc., Chasco Investments, Inc., Geld Fund II, LLC, AM Pacific Group and Mathew Investment Partnership. Those entities may be deemed to be controlled by Hugo Verhaeghe, Charles Glace, Thomas Mathew, Lucky Srinivasan and Ron F. Bearden.

All of our assets owned and operated during 2002 were acquired through the acquisition of various entities previously controlled by the referenced principal shareholders. Those acquisitions included the acquisition by the Company, pursuant to the Exchange, in September 2002 of Sterling FBO, including the four state leased properties, for 5,638,334 shares of common stock. As a result of the Exchange, each of the referenced shareholders became shareholders of the Company.

Following the Exchange, and pursuant to acquisitions planned to occur before the Exchange but which were deferred until following the Exchange, during 2002, the Company acquired the following interests in entities and/or properties from shareholders:

- In October 2002, the Company acquired a 99% limited partnership interest in Commodore Plaza, Ltd. in exchange for 2,000,000 shares of common stock.
     Commodore Plaza, Ltd. was acquired from Hugo Verhaeghe, Charles Glace, Thomas Mathew and Sterling REIT, Inc.

- In October 2002, the Company acquired a 100% ownership interest in both Greeley FBO, L.L.C. and Sterling Austin Aero, L.P. in exchange for
     3,143,334 shares of common stock and 2,166,666 shares of common stock, respectively. Both Greeley FBO and Sterling Austin Aero were acquired from Geld Fund II, LLC, Chasco Investments, Inc., Mathew Investment Partnership and Sterling REIT, Inc.

- In November 2002, the Company acquired a 100% ownership interest in Casper Jet Center, L.L.C., Austin Aero FBO, Ltd., and Sterling-Ft. Worth Jet Center, Ltd. The Company issued an aggregate of 3,723,894 shares of common stock to acquire Casper Jet Center, L.L.C., 4,355,554 shares of common stock to acquire Austin Aero FBO, Ltd., and 1,153,333 shares of common stock to acquire Sterling-Ft. Worth Jet Center, Ltd. Both Casper Jet Center, L.L.C. and Austin Aero FBO, Ltd. were acquired from Mathew
     Investment Partnership and Sterling, REIT, Inc. Sterling-Ft. Worth Jet Center, Ltd. was acquired from Mathew Investment Partnership, Sterling, REIT, Inc., and Geld Fund II, LLC.

- In December 2002, the Company acquired 100% of the outstanding shares of common stock of Ft. Worth Jet Center, Inc. in exchange for 8,223,953 shares of common stock. Ft. Worth Jet Center, Inc. was acquired from Mathew
     Investment  Partnership,  Sterling,  REIT,  Inc,  and  Geld  Fund  II, LLC.

Prior to the Company's acquisition of each of the referenced entities, Sterling REIT served as general partner or managing member of each of the entities. Ron
F. Bearden served as President of both the Company and Sterling REIT during 2002. Prior to the Company's acquisition of the entities, Sterling REIT periodically received management and other fees in conjunction with, and from, those entities and received advances from and made advances to those entities. Net advances to Sterling REIT by the Company, including entities acquired by the Company, totaled $686,142 at December 31, 2002. Subsequently, in 2004, pursuant to the terms of a Settlement Agreement, Sterling REIT pledged substantially all of its assets to the Company to secure repayment of amounts advanced by the Company. Based on an evaluation by management, all advances made to Sterling REIT at December 31, 2002 were determined to be uncollectible and advances made in 2003 will be similarly treated.

Payments by the entities acquired by the Company, during 2002 but prior to acquisition of those entities by the Company, to persons or entities that are controlling persons of the Company following the acquisitions included:


Recipient              Nature of Amounts Paid        Amount
---------         --------------------------------  --------

AM Pacific Group  Structure finance brokerage fee   $192,000
AM Pacific Group  Consulting fee                      54,300
Sterling REIT     Management fee                     437,500
Sterling REIT     Lease payments - Austin facility   489,292
Sterling REIT     Other fees                         124,853
Thomas Mathew     Management fee                     176,280
Hugo Verhaeghe    Management fee                      12,000

Management fees paid by the Company to Thomas Mathew during 2002 totaled $7,500.

During 2002, the Company issued 1,500,000 shares of common stock to R.F. Bearden Associates, Inc. and 1,500,000 shares to Old Capitol Club, Inc. in full payment of a $173,754 fee payable to R.F. Bearden Associates for management services of Ron F. Bearden, which amount is reflected in the compensation reported under
Item  10  above.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits

 Exhibit
  Number        Description  of  Exhibit
  ------        ------------------------

   2.1          Exchange Agreement dated June 1, 2002, by and among BlueStar
                Leasing, Inc. and Sterling FBO Holdings, Inc. (1)
   2.2          Amendment to Exchange Agreement dated September 25, 2002 (1)
   2.3          Exchange Agreement dated December 30, 2002, by and among
                BlueStar Leasing, Inc., Sterling FBO Holdings, Inc. and Ft.
                Worth Jet Center, Inc. (3)
   2.4          Austin Aero FBO, Ltd. Asset Purchase Agreement, dated December
                31, 2002, by and between Trajen Flight Support, LP, Austin Aero
                FBO, Limited and Sterling-Austin Aero L.P. (4)
   2.5          Asset Purchase Agreement, dated February 26, 2003, by and
                between Trajen Flight Support, LP, Sterling FBO Holdings, Inc.,
                Greeley FBO, L.L.C., Casper Jet Center, L.L.C., Fort Worth Jet
                Center, Inc., and Sterling-Forth Worth JC, LP. (4)
   3.1          Articles of Incorporation (2)
   3.2          Bylaws (2)
  10.1          Settlement Agreement, dated January 14, 2004, between Sterling
                Equity Holdings, Inc. and Sterling REIT, Inc. (5)
  10.2          Promissory Note, dated January 14, 2004, from Sterling REIT,
                Inc. to Sterling Equity Holdings, Inc. (5)
  10.3          Pledge Agreement, dated January 14, 2004, from Sterling REIT,
                Inc. to Sterling Equity Holdings, Inc. (5)
  10.4          Security Agreement, dated January 14, 2004, from Sterling REIT,
                Inc. in favor of Sterling Equity Holdings, Inc. (5)
  21.1*         List of subsidiaries
  31.1*         Section 302 Certifications
  32.1*         Section 906 Certifications
-----------------------
*     Filed herewith.

(1) Incorporated by reference to the respective exhibits filed with Registrant's Current Report on Form 8-K dated September 30, 2002.
(2) Incorporated by reference to the respective exhibits filed with Registrant's Registration Statement on Form 10-SB filed October 10, 2001.
(3) Incorporated by reference to the respective exhibits filed with Registrant's Current Report on Form 8-K dated December 30, 2002.
(4) Incorporated by reference to the respective exhibits filed with the Registrant's Current Report on Form 8-K dated February 27, 2003.
(5) Incorporated by reference to the respective exhibits filed with the Registrant's Current Report on Form 8-K dated January 13, 2004.

     (b)     Reports  on  Form  8-K

     Current  Report  on  Form  8-K  dated September 30, 2002 (filed October 15,
     2002)  reporting under Item 1, a change in control of the registrant, under
     Item 2 the acquisition of Sterling FBO Holdings, Inc. and under Item 5 a change in the registrant's principal offices.

     Current Report on Form 8-K dated October 30, 2002 (filed November 12, 2002) reporting under Item 2 the acquisition of Greeley FBO LLC and Sterling Austin Aero, L.P.

     Current Report on Form 8-K dated November 25, 2002 (filed December 2, 2002) reporting under Item 2 the acquisitions of Casper Jet Center, L.L.C.,
     Austin  Aero  FBO,  Ltd.,  and  Sterling-Ft.  Worth  Jet  Center,  Ltd.

     Current  Report  on  Form  8-K  dated December 30, 2002 (filed December 31,
     2002)  reporting under Item 2 the acquisition of Ft. Worth Jet Center, Inc.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not  applicable.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   STERLING  EQUITY  HOLDINGS,  INC.



                                   By:  /s/  Thomas  Mathew
                                        Thomas  Mathew
                                        President  and  Chief  Executive Officer

Dated:     August  23,  2004

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                         Title                    Date
    ---------                         -----                    ----

/s/  Thomas  Mathew    President,  Chief Executive Officer     August 23, 2004
Thomas  Mathew         (Principal  Executive  Officer  and
                       Principal  Financial  and  Accounting
                       Officer)  and  Director

/s/  Lloyd Shoppa      Director                                August 23, 2004
Lloyd  Shoppa

/s/  Ron  F.  Bearden  Director                                August  23, 2004
Ron  F.  Bearden

                         STERLING EQUITY HOLDINGS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Report of Independent Public Accountants                              F-1 - F-2

Consolidated Balance Sheet - December 31, 2002                              F-3

Consolidated Statement of Operations - Period
  from Inception (September 30, 2002)
  to December 31, 2002                                                      F-4

Consolidated Statement of Shareholders' Deficit - Period
  from Inception (September 30, 2002) to December 31, 2002                  F-5

Consolidated Statement of Cash Flows - Period from
  Inception (September 30, 2002) to December 31, 2002                       F-6

Notes to Consolidated Financial Statements                           F-7 - F-23

                          INDEPENDENT AUDITOR'S REPORT


To  the  Board  of  Directors
Sterling  Equity  Holdings,  Inc.
Houston,  Texas


We have audited the accompanying consolidated balance sheet of Sterling Equity Holdings, Inc. as of December 31, 2002 and the related consolidated statements of operations, shareholders' deficit, and cash flows for the period from inception (September 25, 2002), to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Equity Holdings, Inc. as of December 31, 2002 and the results of its operations and its cash flows for the period from inception (September 25, 2002) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As more fully discussed in Note 3, during 2004, the Company sold its five private airplane flight service organizations. The assets and operations of the five private airplane flight service organizations represented a substantial portion of the Company's total assets and results of operations.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has cash flow problems. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters also are described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                           Thomas Leger & Co., L.L.P.



Houston, Texas
March 9, 2004


                                   Sterling Equity Holdings, Inc.
                                 (Formerly Blue Star Leasing, Inc.)
                                     Consolidated Balance Sheet
                                         December 31, 2002
                                         -----------------


                                     ASSETS
    Investment in real estate
      Land, improvements and leaseholds                       $               10,245,266
      Accumulated depreciation                                                (2,255,722)
                                                              ---------------------------
          Net                                                                  7,989,544
      Land                                                                     1,389,420
                                                              ---------------------------
          Net investment in real estate                                        9,378,964
    Cash                                                                         475,845
    Accounts receivable                                                           66,004
    Prepaid insurance                                                             21,984
    Deferred financing - net of amortization of $47,832                          261,967
    Goodwill                                                                   1,017,717
    Assets held for sale                                                      15,167,128
    Escrowed funds                                                                10,088
    Deferred tax asset                                                           165,660
    Due from affiliates                                                           30,000
                                                              ---------------------------

    Total Assets                                              $               26,595,357
                                                              ===========================

                                  LIABILITIES
    Accounts payable                                          $                  153,379
    Accrued expenses                                                             348,905
    Real estate notes payable                                                  9,840,537
    Other notes payable                                                           87,800
    Indebtedness on assets to be sold                                         16,369,780
    Due to affiliates                                                             50,500
                                                              ---------------------------

    Total Liabilities                                                         26,850,901
                                                              ---------------------------

                              SHAREHOLDERS' DEFICIT
    Preferred stock, par value $.001,  authorized 5,000,000,
       none issued and outstanding                                                     -
    Common stock, par value $.001, authorized 70,000,000,
        39,655,068 issued and outstanding                                         39,655
    Additional paid-in capital                                                   607,163
    Accumulated deficit                                                         (902,362)
                                                              ---------------------------

    Total Shareholders' Deficit                                                 (255,544)
                                                              ---------------------------

    Total Liabilities and Shareholders' Deficit               $               26,595,357
                                                              ===========================

The accompanying footnotes are an integral party of these financial statements.


                 Sterling Equity Holdings, Inc.
               (Formerly Blue Star Leasing, Inc.)
             Consolidated Statement of Operations
         Period from Inception (September 25, 2002)
                  through December 31, 2002
                  -------------------------


    Rental revenue                             $   275,887
                                               ------------
    Real estate operating expenses
    Interest                                       145,303
    Taxes                                           67,592
    Depreciation and amortization                  122,247
    Repairs and maintenance                         18,946
    Utilities                                        6,637
    Other                                           23,681
                                               ------------
    Total                                          384,406
    Bad debt expense                               699,342
    Merger and consulting expense                  301,677
                                               ------------

    Total operating expenses and costs           1,385,425
                                               ------------

    Loss before income tax                      (1,109,538)
                                               ------------

    Current income tax                                   -
    Deferred income tax                            246,413
                                               ------------
    Provision for income tax                       246,413
                                               ------------

       Net loss from continuing operations        (863,125)

       Net loss from discontinued operations,
           net of tax benefit of $64,865           (39,237)
                                               ------------

    Net loss                                   $  (902,362)
                                               ============

    Basic and diluted loss per share:
      Loss from continuing operations          $     (0.04)
      Loss from discontinued operations                  -
                                               ------------
      Total loss                               $     (0.04)
                                               ============

    Basic and diluted weighted average shares   23,642,363
                                               ============

The accompanying footnotes are an integral party of these financial statements.


                                 Sterling Equity Holdings, Inc.
                               (Formerly Blue Star Leasing, Inc.)
                         Consolidated Statement of Shareholders' Deficit
              Period from Inception (September 25, 2002) through December 31, 2002
              --------------------------------------------------------------------


                                        Common Stock      Additional
                                   ----------------------  Paid-In  Accumulated
                                     Shares      Amount    Capital    Deficit      Total
                                   ----------  ----------  --------  ----------  ----------
  Balance December 31, 2001         6,250,000  $   6,250   $818,750  $(741,895)  $  83,105

  To record asset distribution              -   (825,000)   741,895    (83,105)
  To record merger with
    Sterling FBO Holdings, Inc.
    and Fort Worth Jet
    Center, Inc.                   30,405,068     30,405    439,659          -     470,064

  To record shares issued
    for consulting services         3,000,000      3,000    173,754          -     176,754

  To reflect consolidated loss
    for the period                          -          -          -   (902,362)   (902,362)
                                   ----------  ----------  --------  ----------  ----------

  Balance December 31, 2002        39,655,068  $  39,655   $607,163  $(902,362)  $(255,544)
                                   ==========  ==========  ========  ==========  ==========

The accompanying footnotes are an integral party of these financial statements.


                                Sterling Equity Holdings, Inc.
                             Consolidated Statement of Cash Flows
                              (Formerly Blue Star Leasing, Inc.)
                          Period from Inception (September 25, 2002)
                                   through December 31, 2002
                                   -------------------------


 OPERATING ACTIVITIES
    Net loss from operations                                  $            (902,362)
    Adjustments to reconcile net income to net
      net cash provided by operating activities:
    Depreciation and amortization                                           147,401
    Expenses paid with stock                                                176,754
    Changes in operating assets and liabilities:
      Tenant and other receivables                                           16,855
      Prepaid Insurance                                                      14,695
      Related party (receivables) or payables                                94,653
      Other assets                                                         (307,822)
      Accounts payable, accrued expenses and other liabilities              741,896
                                                              ----------------------
        Net cash provided by operating activities                           (17,930)

 INVESTING ACTIVITIES
    Land, buildings and improvements                                         (1,598)
    Advances on construction in progress                                   (414,465)
    Cash of acquired entities                                               544,474
                                                              ----------------------
        Net cash provided by investing activities                           128,411
                                                              ----------------------

 FINANCING ACTIVITIES
    Proceeds from property notes payable                                    487,160
    Repayments of mortgage and other notes payable                          (87,101)
    Deferred loan costs                                                     (34,695)
                                                              ----------------------
        Net cash provided by financing activities                           365,364
                                                              ----------------------

 NET INCREASE IN CASH  AND CASH EQUIVALENTS                                 475,845
    Cash and cash equivalents at beginning of period
      At beginning of period                                                      -
                                                              ----------------------
      At end of period                                        $             475,845
                                                              ======================

 SUPPLEMENTAL CASH FLOW DISCLOSURES
    Interest paid                                             $              85,792
    Income taxes paid                                                             -

 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
    Assets acquired
      Land, buildings and improvements of acquired companies  $          15,388,523
      Other assets of acquired companies                                        997
      Current assets                                                      1,688,271
      Related party receivables                                             841,743
      Deferred loan costs                                                   505,057
      Escrowed funds                                                         80,455
      Deferred tax asset                                                  1,983,847
      Goodwill                                                            6,521,766

    Liabilities assumed
      Account payable and accrued expenses                    $           1,896,702
      Mortgage notes  and other notes payable                            24,643,892
      Issuance of common stock                                              470,065

    Common stock issued for services                                        176,754

The accompanying footnotes are an integral party of these financial statements.

                         STERLING EQUITY HOLDINGS, INC.
                       (FORMERLY BLUE STAR LEASING, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                -----------------

1.     -  HISTORY  AND  DEVELOPMENT  OF  THE  COMPANY

Sterling  Equity  Holdings,  Inc.  (the  "Company")  was  chartered  as BlueStar
Leasing, Inc. ("BLS") in January of 2001 and in March of 2003 the name was changed with a charter amendment. BLS was formed as a "small ticket" regional leasing company working within select niche markets of vendors, small business owners and brokers. Their strategy was to provide a funding alternative to the typical "credit scoring matrix" of leasing companies. In July of 2002, as the original business plan became less attractive, the majority shareholders of BLS reached an agreement with the shareholders of Sterling FBO Holdings, Inc. ("SFBO"). The Company exchanged its stock with the shareholders of SFBO resulting in SFBO becoming a wholly owned subsidiary of the Company. SFBO, a Nevada corporation was formed in May 2002 to acquire own and operate income producing real estate and airplane service operations and it became the financial vehicle to consummate the exchange.

At the time of the exchange, BLS was a "1934 Act" reporting company with minimal assets and liabilities. For financial reporting purposes, the exchange was treated as a reverse merger whereby the acquiring company (SFBO) carries-forward the historical recorded value of its resources and obligations.

The exchange, completed through a series of stock for stock exchanges between BLS and SFBO, commenced at the close of business on September 25, 2002 and was completed on December 30, 2002. At the time of the September 25, 2002 stock exchange, SFBO owned interests in, and operated, four office facilities that were leased to state governmental units located in Austin, Texas. SFBO acquired these interests from Sterling REIT, Inc., ("SRI") and other affiliated parties in exchange for shares of common stock. SBFO owns 100% interest in three of the office facilities and approximately 89% in one of the office facilities. These facilities are hereinafter referred to as the "Austin Properties". This acquisition was accounted for as a purchase and the operations for the four Austin Properties are included in the Consolidated Statement of Operations for the period from September 25, through December 31, 2002. Contemporaneously with that acquisition, SFBO exchanged 100% of its then outstanding common shares, on a share for share basis, for 5,638,334 common shares of BLS.

Additionally, at the time of the stock exchange, SFBO was engaged in negotiations with SRI and its affiliates to acquire common shares, member shares and partnership interest in additional properties and operations.

In a series of transactions consummated during the period between October 30, 2002 and December 30, 2002, the Company exchanged shares of its common stock for a 100% interest that SFBO had acquired, or exchanged common stock for outstanding stock of a corporation, in five private aircraft flight service organizations, the real estate and operating licenses associated with each. Such service organizations are generally referred to as Fixed Base Operations or "FBO's."

1.     HISTORY  AND  DEVELOPMENT  OF  THE  COMPANY  (CONTINUED)

SFBO acquired these FBO's from SRI and affiliated shareholders for common stock in three planned separate transactions occurring in October, November and December of 2002. Those shareholders then immediately traded common shares, on a one for one basis, for common stock of BLS, except for the December 30, 2002 acquisition of operations in Ft. Worth, Texas. For the December 30, 2002 acquisition, the Company exchanged its stock for the outstanding stock of Ft. Worth Jet Center, Inc. resulting in it becoming a wholly owned subsidiary of the Company. Following is a summary of the acquisitions and share exchanges between the Company and SFBO shareholders:

     o On October 30, 2002, the Company exchanged 5,310,000 shares of common stock for the FBO operations in Greeley, Colorado and the real estate leaseholds of the Austin, Texas FBO

     o On November 25, 2002, the Company exchanged 9,212,781 shares of common stock for the FBO operations in Casper, Wyoming and Austin, Texas and the real estate leaseholds of the Fort Worth, Texas FBO.

     o On December 30, 2002, the Company exchanged 8,233,953 shares of common stock for the FBO operations in Fort Worth, Texas.

The acquisition of the five FBO'S was treated as a purchase as of the various effective dates, with its assets and obligations recorded at their fair value, and their operations from the date of acquisition to December 31, 2002 is included in the Consolidated Statement of Operations.

On December 6, 2002, the Company executed a letter of intent for the sale of substantially all of the assets of the aforementioned FBO operations for approximately $20,800,000 in cash with an "earn-out" provision that could pay up to an additional $6,000,000 over a three-year period commencing in March 2004.

On October 28, 2002, the Company acquired Commodore Plaza, Ltd, a limited partnership for an aggregate of 2,000,000 shares of its common stock. Commodore Plaza, Ltd. was acquired from four shareholders, each of which may be deemed to be affiliates of the Company by reason of the holdings of common stock. Commodore Plaza, Ltd. owns the Commodore Plaza Shopping Center in Gulfport, Mississippi, which leases retail-shopping space to two major tenants and various small establishments on a net lease basis.

The acquisition was accounted for as a purchase with its assets and obligations recorded at their fair value, and its operations from the date of acquisition through December 31, 2002 are included in the Consolidated Statement of Operations.

2.  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Critical  Accounting Policies - The Company believes that the following critical
-----------------------------
accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Acquired  Companies  -  The Company has fully implemented Statement of Financial
-------------------
Accounting Standards No. 141 "Business Combinations". As required by that standard, all acquired companies and properties were accounted for utilizing the "purchase method" of accounting and the fair value of the assets received and obligations assumed was the valuation basis for recording these transaction.

The assets acquired and the liabilities assumed were recorded at their fair values as of the closing dates of the transactions. Additionally, in accordance with the rules of the Securities and Exchange Commission, the recorded fair value was not in excess of the "cash cost" of assets acquired from affiliated parties. The acquired companies' results of operations were included in the consolidated statement of operations from the closing date of their acquisition.

Basis  of  Financial Presentation - The enclosed financial presentation reflects
---------------------------------
the operations of the Company from its date of inception, September 25, 2002, through the end of the adopted fiscal period, December 31, 2002.

Use  of  Estimates  - The preparation of financial statements in conformity with
------------------
accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Discontinued  Operations  -  In  accordance  with  SFAS  144 "Accounting for the
------------------------
Impairment or Disposal of Long Lived Assets", effective for financial statements issued for fiscal years beginning after December 15, 2001, the results of operations on the Company's FBO entities held for sale are reflected in the consolidated statements of operations as "Income from Discontinued Operations" for all periods presented and in the consolidated balance sheet as "Assets held for sale and Indebtedness on assets held for sale". As of December 31, 2002, the Company had a letter of intent and subsequently closed transactions for the sale of certain assets and the liquidation of specific obligations of the following FBO operations:

     Fort  Worth  Jet  Center,  Inc.
     Tucson  Jet  Center,  a  DBA  of  Ft.  Worth  Jet  Center,  Inc.
     Casper  Jet  Center,  LLC
     Greeley  Jet  Center,  LLC
     Austin  Aero  FBO,  Ltd.

2.  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Real  Estate  and Depreciation- Costs incurred for the acquisition, development,
------------------------------
construction and improvement of real properties, as well as significant renovations and betterments to the properties, are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization expense for the period from inception (September 25, 2002) to December 31, 2002 is $122,247.

Amounts included under the caption land, improvements and leasehold on the consolidated balance sheet include the cost of the land fee interest, the land improvements, the leasehold improvements paid for tenants and are depreciated on the straight-line method over their estimated useful lives of 15 to 20 years.

The Company's rental properties are individually evaluated for impairment when conditions exist that may indicate that it is probable that the sum of their expected future cash flows (over the anticipated holding period on an undiscounted basis) is less than its historical net cost carrying value. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time the Company has a commitment to sell the property and/or is actively marketing the property for sale. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

The FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We adopted the standard in 2002 and it did not have a material effect on our financial condition or results of operations.

Cash Equivalents - The Company considers all liquid investments with maturity of
----------------
three  months  or  less  when  purchased  to  be  cash  equivalents.

Escrowed  Funds-  Escrowed funds primarily consist of amounts held by lenders to
---------------
provide  for  future  real  estate  tax  expenditures  and  tenant improvements.

Rental  Revenue  Recognition  -  Rental revenue is recognized on a straight-line
----------------------------
basis over the term of the lease. The Company establishes, on a current basis, an allowance for future potential tenant credit losses that may occur against this account. The amount reflected on the balance sheet is net of such allowance, if required.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rental payments. If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances will be required.

2.-  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Inventories  -  Inventories  of  the airport service companies are stated at the
-----------
lower  of  cost  or  market  determined  by  the  average  cost  method.

Deferred  Financing  Costs - Deferred financing costs represent commitment fees,
--------------------------
legal and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements. Unamortized deferred financing costs are expensed when the associated debt is refinanced before maturity. Costs incurred in seeking financial transactions, which do not close, are expensed in the period incurred.

Goodwill  -  The Company has adopted Statement of Financial Accounting Standards
--------
No. 142, "Goodwill and Other Intangible Assets." The adoption of FAS 142 requires an initial impairment assessment involving a comparison of the fair value of goodwill to current carrying value. Goodwill represents the excess of cost over the fair value of net assets acquired and is not amortized. The Company will perform tests for impairment of goodwill annually or more frequently if events or circumstances indicate it may be impaired. Such tests include comparing the fair value of a reporting unit with its carrying value, including goodwill. Impairment assessments will be performed pursuant to appropriate guidance.

The Company's recorded goodwill represents the difference between the net assets and liabilities acquired in the exchange of stock for the five acquired airport service organizations and is reflected in the accompanying consolidated financial statements under "Asset held for sale". None of this goodwill is deductible for tax purposes.

There is also goodwill associated with the acquisition of the four office/facilities in Austin, Texas. This goodwill represents the difference between the net assets and liabilities acquired in exchange for Company stock. None of this goodwill is deductible for tax purposes.

Concentrations  of  Risk  -  Financial  instruments that potentially subject the
------------------------
Company to concentrations of credit risk are primarily accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The allowance for non-collection of accounts receivable is based upon the expected collection of all accounts receivable.

Except as noted in the following, the Company does not rely on any one vendor or supplier for its raw materials and management believes that alternative suppliers are available that could provide for the Company's needs on comparable terms.

2.  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

The Company's four office and shop facilities in Austin, Texas are leased to various state of Texas governmental units. Such leases are subject to short-term cancellation upon the occurrence of adverse state budgetary reductions.

Income  Taxes  -  The Company recognizes deferred tax assets and liabilities for
-------------
the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Temporary differences in financial and tax basis giving rise to deferred tax assets and liabilities include fixed assets, certain accrued liabilities and net operating loss carry forwards. The provision for income taxes includes the amount of income taxes for the year that would be paid by the Company without its net operating loss carry forwards, as determined by applying the provisions of the current tax law to taxable income for the year; and the net change during the year in the Company's deferred tax assets and liabilities. In determining the amount of any valuation allowance required to offset deferred tax assets, an assessment is made that includes anticipating future income and determining the likelihood of realizing deferred tax assets.

The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income, which is based on estimates and assumptions. If these estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets, resulting in increased income tax expense. The Company continually reviews the adequacy of the valuation allowance and recognizes deferred tax asset benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

The utilization of the Company's net operating loss and tax credit carry forwards may be impaired or reduced under certain circumstances. Events which may affect the Company's ability to utilize these carry forwards include, but are not limited to, future profitability, or stock ownership changes as defined by Section 382 of the Internal Revenue Code.

Advertising  - Advertising costs are expensed as incurred and totaled $4,800 for
-----------
the  Company's  fiscal  period  for  2002.

Earnings  Per  Share - The Company presents "basic" earnings per share, which is
--------------------
net loss available to shareholders divided by weighted average shares outstanding during the period, and "diluted" earnings per share, if required, which considers the impact of common stock equivalents.

Consolidation  and  Presentations  -  The  accompanying  consolidated  financial
---------------------------------
statements include the accounts of the Company and subsidiaries. All significant intercompany balances and transactions have been eliminated.

Going  Concern  -  The  Company's consolidated financial statements are prepared
--------------
using generally accepted accounting principles applicable to a going concern, which

2.  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has suffered recurring losses from operations and is experiencing cash flow problems. This raises questions as to the ability of the Company to continue as a going concern. The Company has cut expenses and is developing a strategy to provide sufficient capital through possible sale of assets and other means.

3.  -  DISCONTINUED  OPERATIONS

During the fourth quarter of 2002, the Company was negotiating for the acquisition of a private airport flight service organization. In that process, the potential "acquisition target" ("Purchaser") proposed that it acquire the operating assets and intangible rights of the Company for cash and an "earn-out" of up to $6,000,000 in future revenues in excess of a specified base.

On December 31, 2002, the Company and the Purchaser signed a letter of intent to consummate the proposed sale. On January 6, 2003, certain of the Company's assets and rights to its "FBO" operations at Austin-Bergstrom International Airport in Austin, Texas were sold for cash and a "seller" financed note receivable of $7 million. On February 27, 2003, the transaction was completed with the liquidation of the aforementioned note and the transfer of its assets and rights in the Company's four remaining "FBO" operations (Fort Worth, Texas, Casper, Wyoming, Tucson, Arizona and Greeley, Colorado) to the purchaser for aggregate consideration of approximately $20,800,000 million in cash and the Company's commitment to liquidate all liens and primary obligations of the five FBO's included in the transaction.

Consequently at December 31, 2002, for financial presentation purposes the Company has classified its FBO operations as a discontinued business and reflected the following assets and obligations as being held for sale.



                                                        Carrying
                       Description                        Value
                       -----------                        -----

                 Assets  held  for  sale:
                   Accounts  receivable               $  608,437
                   Inventories                           397,434
                   Property  and  equipment            6,272,192
                   Goodwill                            5,504,057
                   Deferred  financing  costs            253,815
                   Deferred  tax  asset                2,129,465
                   Other  assets                           1,728
                                                 ----------------

                  Total                              $15,167,128
                                                 ================

                 Obligations  to  be  paid:
                   Notes  and  mortgages  payable     $15,115,614
                   Accrued  interest                      335,609
                   Accounts  payable                      709,416
                   Unearned  revenue                      109,910
                   Other  accounts  and  obligations       99,231
                                                   ---------------

                   Total                              $16,369,780
                                                  ================

Management estimated that the sale will result in a financial gain of approximately $3,500,000 million, and an estimated federal income tax gain of approximately $5,600,000.

Following are the results of operations of acquired FBO's included in the Consolidated Statement of Operations from their date of acquisition. The entities are Austin Aero, LLC (acquired November 30, 2002) and Greeley Jet Center, LLC (acquired October 25, 2002). The Fort Worth Jet Center, Inc., with its DBA's Tucson Jet Center and Casper Jet Center, LLC were acquired on December 30, 2002 and, consequently, their effect on the results of operations was nil.

                 Revenues                              $  496,949
                                                   ---------------
                 Costs  and  expenses
                   Costs  of  revenues                    294,581
                   General  and  administrative           306,470
                                                   ---------------
                     Total  expenses                      601,051
                                                   ---------------
                 Loss  before  income  taxes              104,102
                 Federal  income  tax  benefit           (64,865)
                                                   ---------------

Net  loss  from  discontinued  operations              $   39,237
                                                  ================

On January 20, 2004, the Company and Purchaser entered into a "Settlement Agreement and Mutual Release" to resolve the disputes, lawsuits and arbitration demands arising out of the Purchase Agreements and the Escrow Agreement relating to the transaction for the sale and transfer of the FBO assets. See Note 12 - Subsequent Events for a more complete discussion.

4.  -  PRO  FORMA  INFORMATION

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the year ended December 31, 2002 as though the acquisitions of the Austin Properties, the Commodore Plaza property and the five FBO had occurred on January 1, 2002.

                                                        2002
                                                     -----------
        Pro forma revenues                           $14,726,782
        Pro forma net loss                           $ 2,416,056
        Pro forma basic and diluted loss per share   $       .06
        Pro forma basic and diluted weighted average
          Share                                       39,655,068

5.  -  RELATED  PARTY  TRANSACTIONS

There are several business relationships and transactions with entities owned or controlled by principal shareholders of the Company. These shareholders include Geld Fund II, LLC, Chasco Investments, Inc., Sterling REIT, Inc., AM Pacific Group, Mathew Investment Partnership and their principal owners, Hugo Verhaege, Charles Glace, Thomas Mathew and Lucky Srinivasan.

Those business relationships involve management, brokering and construction fees, loans and advances and management control. These transactions for the year ended December 31, 2002 include the following:

             Fees
             ----

     AM  Pacific  Group
       Broker  fee  for  Fort  Worth  Jet  Center,  Inc.
         sale/lease  back  financing                           $192,000
       Consulting                                                54,300
     Sterling  REIT,  Inc.
       Management  fees                                         437,500
       Lease  payments  for  Austin  facility                   489,292
       Other  fees  and  Charges                                124,853
     Management  fees  to  individuals
       Thomas  Mathew                                           183,780
       Hugo  Verhaeghe                                           12,000

The financial effect of the above transactions on the Company's profit and loss for 2002 were part of the management fees paid to Thomas Mathew ($7,500).

Prior to the acquisition of the Austin Properties by Sterling FBO Holdings, Inc, the following amount due to/from Sterling REIT, Inc. for each of the Austin Properties was distributed to these affiliated entities and individuals:

             Amount
           ---------

     Sterling  REIT,  Inc.                                     $182,949
     Charles  Glace  and  affiliates                             64,501
     Hugo  Verhaeghe  and  affiliates                            69,812
     Others                                                      27,715
                                                             ----------

                 Total                                         $344,977
                                                             ==========

Following is a summary of cash transactions between the Company, Sterling REIT, Inc., a major shareholder and other affiliates during the period ended December 31, 2002.

                                                                Receivable

             Transaction                                        (Payable)
          --------------                                       -----------

 Due  from  Sterling  REIT,  Inc.  December  31,  2002
  Balance  January  1,  2002                                   $   469,342
    Funds  received  from  refinancing  assets                     247,101
    Expenses  paid  for  the  acquired  companies                 (170,830)
    Distribution  to  Austin  properties  partners                (121,605)
    Cash  advanced  to  Sterling  REIT,  Inc.                      262,134
                                                               -----------
    Balance  December  31,  2002  which  was
      written  off  as  a  bad  debt  (See  Note  7)           $   686,142
                                                               ===========
 Due  from  (to)  other affiliates - Transactions for
 the year were minimal
  Chasco,  Inc.                                                $   (30,000)
  Hugo  Verhaegae                                                  (20,500)
  Hugo  Verhaegae                                                   30,000

All of the Company's subsidiaries and acquired assets were, prior to their acquisition, owned and managed by one or more of the aforementioned related entities or parties. (See Note 1 - History and Development of the Company). Historically, except for the Fort Worth Jet Center, Inc., all of the entities were partnerships or limited liability companies that passed their profits or losses through to the owners. The FBO's and the four Austin Properties had recorded liabilities and obligations greater than their recorded assets. This asset deficiency is recorded as an intangible asset and is included in the balance sheet as Goodwill for the four Austin Properties in the amount of $1,017,717 and under the caption "Asset held for Sale" for the FBO'S totaling $5,504,075. The FBO'S Goodwill was realized in the first quarter of fiscal 2003 when the FBO's assets were sold for approximately $3,500,000 million more than their recorded financial statement value.

The  Company's  four Austin Properties were managed by Sterling REIT, Inc (SRI).
SRI collected all lease payments, disburses all expenditures and served as the general partner to the limited partnerships that owned the properties prior to their transfer to the Company. Consequently, the business relationship has historically resulted in amounts due to or from the property owners and SRI.

6.  -ADVANCES  TO  A  PRINCIPAL  SHAREHOLDER

On  January  13, 2004, new management and new board of directors were appointed.

In conjunction with the change of management, the new management team began an investigation of circumstances and events at the Company with the intent of bringing all financial statements and SEC reports current and implementing various procedures and initiatives to improve internal controls and protect corporate assets.

Initial results of the investigation conducted by the new management team indicated that during 2002 and 2003 substantial funds (in excess of $2,000,000) of the Company had been advanced to Sterling REIT, Inc. It appears that the funds were advanced without proper authorization. The funds advanced to Sterling REIT were purportedly used to pay certain expenses of the Company and to pay certain expenses relating to properties of Sterling REIT which were to be transferred to the Company.

Based on the initial findings of the new management team, the Company and Sterling REIT entered into a Settlement Agreement pursuant to which Sterling REIT delivered to the Company a Promissory Note evidencing the obligation of Sterling REIT to pay the amounts advanced by the Company and a Pledge Agreement, Security Agreement and multiple Deeds of Trust securing repayment of the note with substantially all of the assets of Sterling REIT.

After further investigation, the new management team reached the conclusion that in all probability the Company would receive little, if any, money from Sterling REIT or the assets securing the repayment of the note discussed above. As a result of the investigation, the Company wrote off $699,342 of the receivable from Sterling REIT and a related entity. Additional amounts advanced in 2003, will also be written off.


7.  -  NOTES  PAYABLE  FOR  ASSETS  HELD  FOR  SALE

The December 31, 2002 notes payable on the assets held for sale which were sold is summarized as follows:

Acquisition  Financing  - Effective in August 2001, new FBO owners purchased the
----------------------
equity interests of the then majority owners (aggregating 75%). The acquisition price ($6,000,000) was funded through a series of "bridge" loans commencing in August of 2001 and concluding in December of 2002. The final payment on the acquisition amount and the "bridge" loans were liquidated with the proceeds from the sale of the FBO's assets in February of 2003. In addition, the new FBO owners obtained replacement financing to liquidate certain FBO indebtedness existing at August 2001

7.  -  NOTES  PAYABLE  FOR  ASSETS  HELD  FOR  SALE  (CONTINUED)

that had been guaranteed by the former owners. Thomas Mathew or Sterling REIT, Inc. and/or one of its affiliates guaranteed all of these bridge loans. Following is a recapitulation of those loans as of December 31, 2002.


A  one-year  note  for  the  initial  down  payment  of
$4,000,000  for  the  acquired  majority  interest;
issued  August  9,  2001  and  due  September  1,
2002,  but  was  delayed  to  the  closing  date  of
the  FBO  sale,  the  note  was  co-signed  by  Sterling
REIT,  Inc.  and  Thomas  Mathew,  the  interest
rate  was  15%  with  interest  due  monthly
and  principal  payments  of  $50,000  starting
April  1,  2002                                                     $  5,000,000

A  $2,400,000  note  used  to  liquidate  certain
FBO  indebtedness  debt  guaranteed  by
the  former  owners,  totaling  $2,039,000;  collateralized
by  certain  tangible  and  intangible  assets  of  the
Fort  Worth  Jet  Center,  Inc.;  issued  May  16,  2002
and  due  June  1,2004  with  interest  at  13%  requiring
monthly  payments  of  principal  and  interest  in  the
amount  of  $28,230  and  a  final  payment  on  the  due
date  and  an  early  exit  fee  of  $480,000.                         2,384,685

A  $1,000,000  loan  used  to  pay  down  the  former
owner's  note,  collateralized  by  the  land
improvements  to  be  constructed  at  Tucson  Jet
Center;  issued  November  29,  2002  and  due
December  1,  2003  with  interest  at  14%,  interest
only  payments  and  an  early  exit  fee  of  $272,000.               1,000,000

A  note  issued  in  August  of  2001  to  the  former
owners;  scheduled  to  mature  in  November  9,
2002,  but  was  extended  to  the  closing  date  of  the
FBO  sale,  with  various  interest  rates  up  to  12%                  983,240
                                                                  --------------

     Total                                                          $  9,367,925
                                                                    ============


All of the FBO's tangible and intangible assets were pledged as collateral on these loans and notes. In addition, the FBO's principal equity owners (Sterling REIT, Inc. and Thomas Mathew) pledged their common stock, partnership interests and certificates of ownership and served as guarantor's on the debt used to purchase the majority owners interest.

7.  -  NOTES  PAYABLE  FOR  ASSETS  HELD  FOR  SALE  (CONTINUED)

Other Notes Payable - In addition to the indebtedness for the acquisition of the
-------------------
former majority ownership, the FBO operations had the following note obligations that were liquidated upon the sale of its assets.

A  mortgage  note  for  the  construction  of
improvements  at  Austin  Bergstrom
International  Airport;  issued  November  15,
2001  and  due  September  17,  2004  with  interest
at  published  prime  rate  plus  .75%  but  not  less
that  7.5%                                                          $  4,964,373

Two  construction  loans  for  land  improvements
at  Tucson  and  Greeley;  issued  November  29,
2002  and  due  in  December  1,  2003  with  interest
at  14%,  interest  only  payments                                       597,498

Vendor's  construction  assistance  note;  maturing
in  2004  with  interest  ranging  from  9.8%
to  11.3%.                                                               105,133

Line  of  credit  $50,000  maximum                                        47,000

Various  installment  contracts  due  within one year                     33,685
                                                                 ---------------

     Total                                                            $5,747,689
                                                                 ===============

8.  -  REAL  ESTATE  NOTES  PAYABLE  AND  OTHER  NOTES  PAYABLE

Real Estate Notes Payable - The real estate notes payable, collateralized by the
-------------------------
respective properties and assignment of leases, at December 31, 2002 are as follows:

Property               Note  Description                                  Amount
--------            --------------------------                            ------

Commodore  Plaza  -  Gulf  Port,  Mississippi
                     First  lien  note  dated  October  28,  2002
                     with  interest  at  7.48%,  monthly  installments
                     of  $28,263  including  principal  and
                     interest  and  due  in  full  November
                     1,  2012                                       $  4,046,982

4405  Springdale  -  Austin,  Texas
                     First  lien  note  with  interest  pay-
                     able  at  not  less  than  7%  for  3
                     years,  then  at  Wall  Street  Journal
                     prime  rate  plus  1%  with  monthly
                     installments  interest  of  $20,224
                     from  including  principal  and  interest         2,146,349

8.  -  REAL  ESTATE  NOTES  PAYABLE  AND  OTHER  NOTES  PAYABLE  (CONTINUED)

4708  MLK  - Austin,  Texas
                     First  lien  note  with  interest  pay-
                     able,  initially,  at  7.5%,  adjusted
                     annually  to  Wall  Street  Journal
                     prime  rate  plus  .75%,  interest  of
                     5.5%  at  December  31,  2002,  with  monthly
                     installments  of  $12,435  including
                      principal  and  interest                         1,733,971

4735  South  Congress  -  Austin,  Texas
                     First  lien  note  with  interest  payable,
                     initially, at  the  lesser  of  the  maximum
                     allowable  interest  rate  or  8.5%,  interest
                     of  8%  at December  31,  2002,  with  monthly
                     installments  of  $10,637  including  principal
                     and  interest                                     1,118,984

4501  Springdale  -  Austin,  Texas
                     First  lien  note  with  interest  payable
                     at  the  lesser  of  the  maximum  allowable
                     interest  rate  or  6.5%,  (rate  at
                     December  31,  2002)  with  monthly
                     installments  of  $6,010  including
                     including  principal  and  interest                 794,250
                                                                       ---------

                  Total  real  estate  notes                          $9,840,537
                                                                       =========


At December 31, 2002, the net carrying value of the properties collateralizing the real estate notes was $9,378,964. Some of the above notes were guaranteed by shareholders of the Company.

On May 27, 2003, the Company refinanced its indebtedness on the Austin properties (four real estate notes totaling $5,793,554 and unpaid real estate taxes) for $5,970,000 in a single new term loan. The loan bears interest at 5.5 % with thirty-five installments of $41,067 including principal and interest starting July 5, 2003 and a final payment on March 27, 2006.

Other  Notes Payable - An affiliate of the prior owner of Commodore Plaza loaned
--------------------
the Company $122,374 that is being repaid out of the cash flow from the property's net rental income. The loan matures in April, 2003 with interest at 18% and has a balance owing of $87,800 at December 31, 2002.

Principal  Maturities  -  Combined aggregate principal maturities of real estate
---------------------
and  other  notes  payable,  as  of  December  31,  2002,  are  as  follows:

8.  -  REAL  ESTATE  NOTES  PAYABLE  AND  OTHER  NOTES  PAYABLE  (CONTINUED)

                         Year                  Amount
                         ----               ------------

                         2003               $    195,793
                         2004                    211,296
                         2005                    227,713
                         2006                    245,415
                         2007                    264,501
                         Thereafter            8,695,819
                                            ------------

                         Total              $  9,840,537
                                            ============

9.  -  RENTAL  INCOME

The Company's Austin Properties and Commodore Plaza Shopping Center are the lessors to tenants under operating leases with expiration dates ranging from 2007 to 2013. The minimum rental amounts due under the leases for the Austin Properties are generally subject to an increase based on a percentage of the Consumer Price Index. The Commodore Plaza leases require that the tenants reimburse the Company for certain operating costs and real estate taxes. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2002 are as follows:

                         Year                  Amount
                         ----               ------------

                         2003               $  1,088,605
                         2004                  1,088,605
                         2005                  1,088,605
                         2006                  1,088,605
                         2007                    632,935
                         Thereafter            1,639,102
                                             -----------

                         Total                $6,626,457
                                             ===========

10.  -  INCOME  TAXES

The following table sets forth a reconciliation of the statutory federal income tax for the year ended December 31, 2002.

                                                   2002
                                                ----------

    Loss before income taxes                    $ (902,362)
                                                ==========

    Income tax computed at statutory rates      $ (306,803)
    Other                                           (4,475)
                                                ----------

    Tax Provision                               $  311,278
                                                ==========

No federal income taxes have been paid since the inception of the Company. The Company has a net operating loss carry forward of approximately $1,386,000 which will expire in 2024.

The effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liability. Significant components of the deferred tax asset and liability as of December 31, 2002 are set out below.

                                                     2002
                                                  ----------

  Deferred tax asset:
    Deferred tax asset at dates of acquisitions  $ 1,983,847
    Net operating loss carryforwards                 326,635
                                                  ----------
      Deferred tax asset                           2,310,482
                                                  ----------

  Deferred tax liability:
    Book over tax depreciation                        15,357
                                                  ----------
  Net deferred tax asset                         $ 2,295,125
                                                  ==========


11.  -  COMMITMENTS

Legal  Contingencies  -  The Company is subject to legal proceedings, claims and
--------------------
liabilities that arise in the ordinary course of its business. The Company accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as further information develops or circumstances change. At December 31, 2003 there are no known assertions, claims or legal actions pending.

12.  -  SUBSEQUENT  EVENTS

Sale  of  FBO Assets - On January 6 and February 27, 2003, the Company completed
--------------------
the sale of its FBO's in Fort Worth and Austin, Texas; Casper, Wyoming; Tucson, Arizona; and Greeley, Colorado for approximately $20,800,000 in cash. (See Note
3.  -  Discontinued  Operations  and Note 6. - Notes Payable for Assets Held For
Sale).

Under the terms of the sale, the Company agreed to liquidate outstanding liabilities and obligations associated with the FBO operations and properties. Consequently, during the two months ended February 27, 2003, the Company paid creditors $17,455,000, established an escrow fund of $589,000, to satisfy potential claims and obligations, and deposited $2,553,000 in the bank. Management's preliminary estimate is that the sale will reflect a pretax financial gain of approximately $3,500,000 million.

On January 20, 2004, the Company and the purchaser entered into a "Settlement Agreement and Mutual Release" to resolve the disputes, lawsuits and arbitration demands arising out of the Purchase Agreements and the Escrow Agreement relating to the transaction for the sale and transfer of the FBO assets. In order to settle and compromise all matters in contention the parties agreed:

o To terminate the obligation to pay the Company any money based upon the purchaser's sale of fuel as set forth in the Purchase Agreement, which voids the $6,000,000 "earn out" originally anticipated,
o To consummate the $500,000 Escrow Agreement by disbursing $350,000 to the Company with the residue going to the purchaser,
o To settle disputes arising from accounts receivable in the transactions and terminate the purchaser's right to seek reimbursement for such accounts receivable,
o That the Company reimburse the US Government for an ACH deposit erroneously deposited to the Company's account,
o That this agreement would supercede those sections of the original agreement that covered these matters, and
o That each would hold the other harmless from all matters related to the original agreements.