Form 10QSB
period 2003-03-31
STERLING EQUITY HOLDINGS INC
filed 2004-10-14
CIK 1160544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to             .
                                         ------------    -----------

                         Commission File Number 0-33027.

                         STERLING EQUITY HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                     88-0485488
(State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                  Identification No.)

              1600 Airport Freeway, Suite 370, Bedford, Texas 76022
               (Address of principal executive offices)(Zip Code)

                                 (817) 358-0551
              (Registrant's telephone number, including area code)


     (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     As of October 1, 2004, we had 39,655,068 shares of $0.001 par value Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                         STERLING EQUITY HOLDINGS, INC.
                         ------------------------------

                                   FORM 10-QSB

                                      INDEX

                                                                      Page No.
                                                                      --------
PART I.     FINANCIAL INFORMATION

     Item 1.     Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheet as of March 31, 2003                     3

         Consolidated Statements of Operations for the three months
            ended March 31, 2003                                             4

         Consolidated Statements of Cash Flows for the three months
            ended March 31, 2003                                             5

         Notes to Consolidated Financial Statements                          6

     Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations               8

     Item 3.     Controls and Procedures                                    12

PART II     OTHER INFORMATION

     Item 6.     Exhibits and Reports on Form 8-K                           12

                         PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements


                         STERLING EQUITY HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2003
                                  (Unaudited)

                                     ASSETS
                                     ------
Investments in real estate
   Land, improvements and leaseholds                    $10,251,412
   Accumulated depreciation                              (2,369,702)
                                                        ------------
         Net                                              7,881,710
   Land                                                   1,389,420
                                                        ------------
         Net investment in real estate                    9,271,130
Cash                                                      1,080,158
Accounts receivable                                         425,391
Prepaid insurance                                            41,676
Deferred financing - net of amortization of $73,474         236,326
Goodwill                                                    908,523
Escrowed funds                                               38,805
                                                        ------------
Total Assets                                            $12,002,009
                                                        ============

                                  LIABILITIES
                                  -----------
Accounts payable                                        $   296,157
Accrued expenses                                            529,297
Income taxes payable                                        253,000
Real estate notes payable                                 9,777,835
Other notes payable                                          56,436
                                                        ------------
Total Liabilities                                        10,912,725
                                                        ------------

                              SHAREHOLDERS' EQUITY
                              --------------------

Preferred stock, par value $.001, authorized 5,000,000
  none issued and outstanding                                     -
Common stock, par value $.001, authorized 70,000,000
  39,655,068 issued and outstanding                          39,655
Additional paid-in capital                                  607,163
Retained Earnings                                           442,466
                                                        ------------

Total Shareholders' Equity                                1,089,284
                                                        ------------

Total Liabilities and Shareholders' Equity              $12,002,009
                                                        ============


  The accompanying footnotes are an integral part of these financial statements


                         STERLING EQUITY HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                  (Unaudited)



Rental revenue                                           $   308,972
                                                         ------------
Real estate operating expenses
   Interest                                                  193,305
   Taxes                                                      85,923
   Depreciation and amortization                             138,954
   Repairs and maintenance                                    12,515
   Utilities                                                   4,348
   Professional and consulting                                72,903
   Other                                                      63,181
                                                         ------------
      Total                                                  571,129
   Bad debt expense                                        1,305,350
                                                         ------------

Total operating expenses and costs                         1,876,479
                                                         ------------

Interest income                                               47,076
                                                         ------------

Loss before income tax                                    (1,520,431)

Benefit for income tax expense                             1,251,290
                                                         ------------

Net loss from continuing operations                         (269,141)

Discontinued operations
   Gain from discontinued operations, including gain of
     $3,632,981 from disposition                           3,393,113
   Provision for income tax expense                       (1,779,144)
                                                         ------------

Net gain from discontinued operations                      1,613,969
                                                         ------------

Net income                                               $ 1,344,828
                                                         ============

Basic and diluted income (loss) per share:
   Loss from continuing operations                       $     (0.01)
   Gain from discontinued operations                            0.04
                                                         ------------

      Total income                                       $      0.03
                                                         ============

Basic and diluted weighted average shares                 39,655,068
                                                         ============


  The accompanying footnotes are an integral part of these financial statements


                         STERLING EQUITY HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                  (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES
Net income from operations                                  $  1,344,828
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                                 155,961
   Gain from sale of discontinued operations                  (3,379,559)
Changes in operating assets and liabilities:
   Tenant and other receivables                                 (359,387)
   Prepaid insurance                                             (19,691)
   Other assets                                                  246,137
   Accounts payable, accrued expenses and other
   liabilities                                                   576,169
                                                             ------------

     Net cash used by operating activities                    (1,435,542)
                                                             ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sale of discontinued operations              2,142,566
                                                             ------------

     Net cash provided by investing activities                 2,142,566
                                                             ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of mortgage and other notes payable                  (102,711)
                                                             ------------

      Net cash used by financing activities                     (102,711)
                                                             ------------

Net increase in cash and cash equivalents                        604,313
Cash
  At beginning of period                                         475,845
                                                             ------------

  At end of period                                          $  1,080,158
                                                             ============

Supplemental cash flows disclosures
  Interest paid                                             $    312,600
  Income taxes paid                                                    -

Supplemental disclosure of non-cash investing
  Cash proceeds from sale of assets deposited into
    affiliate's bank account                                     363,620
  Proceeds from sale of assets                                16,398,850
  Liabilities liquidated from proceeds from sale of assets   (16,398,850)
  Decrease in goodwill                                           109,194

  The accompanying footnotes are an integral part of these financial statements

                         STERLING EQUITY HOLDINGS, INC.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2003

NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sterling Equity Holdings, Inc., a Nevada corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the financial statements and footnotes of the Company that are included as part of the Company's Form 10-KSB for the year ended December 31, 2002. The Company acquired its first assets on September 25, 2002 with operations effectively starting October 1, 2002.

NOTE 2. - GOING CONCERN

The Company's unaudited consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has suffered recurring losses from operations and is experiencing cash flow problems. This raises questions as to the ability of the Company to continue as a going concern. The Company has been reducing expenses and is developing a strategy to provide sufficient capital through possible sale of assets and other means.

NOTE 3. - DISCONTINUED OPERATIONS

On January 6 and February 27, 2003, the Company completed the sale of its Fixed Base Operation ("FBO") in Fort Worth and Austin, Texas; Casper, Wyoming; Tucson, Arizona; and Greeley, Colorado for approximately $20,787,000 in cash and liquidation of debts and an "earn-out" of up to $6,000,000 in future revenues in excess of a specified base.

Under the terms of the sale, the Company agreed to liquidate outstanding liabilities and obligations associated with the FBO operations and properties. Consequently, the Company paid creditors approximately $17,476,000, established an escrow fund of $589,000, to satisfy potential claims and obligations, and deposited approximately $2,556,000 in the bank.

On January 20, 2004, the Company and the purchaser entered into a "Settlement Agreement and Mutual Release" to resolve the disputes, lawsuits and arbitration demands arising out of the Purchase Agreements and the Escrow Agreement relating to the transaction for the sale and transfer of the FBO assets. Included in the settlement was the termination of the $6,000,000 "earn out", termination of the escrow fund of $589,000 by disbursing $350,000 to the Company in 2004 and various other matters.

The sale resulted in a financial gain before income taxes of approximately $3,633,000, and a federal income tax gain of approximately $6,127,000. The financial gain on the sale of discontinued operations includes approximately $5,504,000 of goodwill.

Following are the results of operations of acquired FBO's included in the unaudited consolidated statements of operations for the three months ended March 31, 2003.

Revenues                             $ 1,462,410
                                       ---------
Costs and expenses
  Costs of revenues                    1,008,476
  General and administrative             692,802
                                       ---------
Total expenses                         1,701,278
                                       ---------
Loss from discontinued operations
   before income taxes                $ (238,868)
                                       ==========

NOTE 4. - ADVANCES TO A PRINCIPAL SHAREHOLDER

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

Initial results of the investigation conducted by the new management team indicated that during 2002 and 2003 substantial funds (in excess of $2,000,000) of the Company had been advanced to Sterling REIT, Inc. It appears that the funds were advanced without proper authorization. The funds advanced to Sterling REIT, Inc. were purportedly used to pay certain expenses of the Company and to pay certain expenses relating to properties of Sterling REIT, Inc. which were to be transferred to the Company.

Based on the initial findings of the new management team, the Company and Sterling REIT, Inc. entered into a Settlement Agreement pursuant to which Sterling REIT, Inc. delivered to the Company a Promissory Note evidencing the obligation of Sterling REIT, Inc. to pay the amounts advanced by the Company a Pledge Agreement, Security Agreement and multiple Deeds of Trust securing repayment of the note with substantially all of the assets of Sterling REIT, Inc.

After further investigation, the new management team reached the conclusion that in all probability the Company would receive little, if any, money from Sterling REIT, Inc. or the assets securing the repayment of the note discussed above. As a result of the investigation, the Company wrote off $699,342 of receivable from Sterling REIT, Inc. and a related entity at December 31, 2002. Additional amounts of $1,305,350 advanced during the first quarter of 2003, were written off.

NOTE 5. - INCOME TAXES

At March 31, 2003, the income tax expense is comprised of $253,000 of current tax expense and $274,854 of deferred tax expense.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Form 10-QSB quarterly report of Sterling Equity Holdings, Inc. (the "Company") for the three months ended March 31, 2003, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to: general economic, financial and business conditions; the Company's ability to minimize expenses and exposures related to its real estate properties; changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations; the Company's current dependency on a small management team; the ability of the Company to generate sufficient revenues to cover operating losses and position it to achieve positive cash flow; the potential loss of tenants in the Company's properties; and, the Company's ability to identify, acquire, finance and operate new business opportunities.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company believes the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date, and the Company will not update that information except as required by law in the normal course of its public disclosure practices.

Additionally, the following discussion regarding the Company's financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of the Company's Form 10-KSB for the fiscal year ended December 31, 2002.

The Company's unaudited consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has suffered recurring losses from operations and is experiencing cash flow problems. This raises questions as to the ability of the Company to continue as a going concern. The Company has been reducing expenses and is developing a strategy to provide sufficient capital through possible sale of assets and other means.

OVERVIEW  OF  OPERATIONS

The Company's business during 2003 included operation of five properties under leases. The Company also operated five FBO properties offering aviation fueling services, aircraft ground services and other aviation services. As a result of the disposal of all FBO operations in 2003, all operating results relating to the FBO operations have been reclassified as discontinued operations and are reported as a single entry on the Statement of Operations.

Leased properties held during 2003 consisted of four properties located in Austin, Texas each of which is leased to agencies of the State of Texas under leases in which the tenant pays a fixed monthly rental and a negotiated portion of the operating costs relating to the property. During 2003, the Company also owned one retail property in Gulfport, Mississippi, leased to multiple retail tenants on a "net lease" basis.

CURRENT YEAR DEVELOPMENTS AND SUBSEQUENT EVENTS

FBO Sale. On January 6 and February 27, 2003, the Company completed the sale of its FBO's in Fort Work and Austin, Texas; Casper, Wyoming; Tucson, Arizona; and Greeley, Colorado for approximately $20,787,000 in cash and liquidation of debts and an "earn-out" of up to $6,000,000 in future revenues in excess of a specified base.

Under the terms of the sale, the Company agreed to liquidate outstanding liabilities and obligations associated with the FBO operations and properties. Consequently, the Company paid creditors approximately $17,476,000, established an escrow fund of $589,000, to satisfy potential claims and obligations, and deposited approximately $2,556,000 in the bank.

On January 20, 2004, the Company and the purchaser entered into a "Settlement Agreement and Mutual Release" to resolve the disputes, lawsuits and arbitration demands arising out of the Purchase Agreements and the Escrow Agreement relating to the transaction for the sale and transfer of the FBO assets. Included in the settlement was the termination of the $6,000,000 "earn out", termination of the escrow fund of $589,000 by disbursing $350,000 to the Company in 2004 and various other matters.

The sale resulted in a financial gain before income taxes of approximately $3,633,000, and a federal income tax gain of approximately $6,127,000. The financial gain on the sale of discontinued operations includes approximately $5,504,000 of goodwill.

Bad Debts - Affiliates. On January 13, 2004, new management and new board of directors were appointed.

In conjunction with the change of management, the new management team began an investigation of circumstances and events at the Company with the intent of bringing all financial statements and SEC reports current and implementing various procedures and initiatives to improve internal controls and protect corporate assets.

Initial results of the investigation conducted by the new management team indicated that during 2002 and 2003 substantial funds (in excess of $2,000,000) of the Company had been advanced to Sterling REIT, Inc. It appears that the funds were advanced without proper authorization. The funds advanced to Sterling REIT, Inc. were purportedly used to pay certain expenses of the Company and to pay certain expenses relating to properties of Sterling REIT, Inc. that were to be transferred to the Company.

Based on the initial findings of the new management team, the Company and Sterling REIT, Inc. entered into a Settlement Agreement pursuant to which Sterling REIT, Inc. delivered to the Company a Promissory Note evidencing the obligation of Sterling REIT, Inc. to pay the amounts advanced by the Company a Pledge Agreement, Security Agreement and multiple Deeds of Trust securing repayment of the note with substantially all of the assets of Sterling REIT, Inc.

After further investigation, the new management team reached the conclusion that in all probability the Company would receive little, if any, money from Sterling REIT, Inc. or the assets securing the repayment of the note discussed above. As a result of the investigation, the Company wrote off $699,342 of receivable from Sterling REIT, Inc. and a related entity at December 31, 2002. Additional amounts of $1,305,350 advanced during the first quarter of 2003, were written off.

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. A description of the Company's critical accounting policies is set forth in the Company's Form 10-KSB for the year ended December 31, 2002. As of, and for the quarter ended, March 31, 2003, there have been no material changes or updates to the Company's critical accounting policies.

RESULTS OF OPERATIONS

The Company acquired its first assets on September 25, 2002 with operations effectively starting October 1, 2002. Accordingly, the discussion of results of operations below relates only to the three months ended March 31, 2003 as there were no operations during the corresponding period in 2002.

Revenues

Revenues totaled $308,972 during the first quarter of 2003. All revenues were derived from the leases of the five properties owned and operated by the Company. Base rental amounts are fixed by contract subject to contractual escalation provisions and obligations of tenants to pay certain operating expenses associated with the properties. Estimated minimum rental payments to the Company are approximately $1,000,000 annually through 2006 and decrease thereafter.

Real Estate Operating Expenses

Real estate operating expenses are costs associated with the ownership and operation of rental properties. Principal rental operating expenses consist of interest, taxes, depreciation and professional and consulting fees. Real estate operating expenses totaled $571,129 during the first quarter of 2003.

Other Operating Expenses

Other operating expenses related to bad debts, totaling $1,305,350 during the first quarter of 2003. Bad debt expense for the period related to funds advanced to Sterling REIT, an affiliated shareholder of the Company, in connection with the payment of certain expenses relating to properties to be transferred from Sterling REIT to the Company. The properties in question were never transferred to the Company. In 2004, pursuant to the terms of a Settlement Agreement, Sterling REIT pledged substantially all of its assets to the Company to secure repayment of amounts advanced by the Company. Based on an evaluation by management, all advances made to Sterling REIT at December 31, 2002 and March 31, 2003, respectively, were determined to be uncollectible.

Income Taxes

A deferred income tax benefit of $1,251,290 during the first quarter of 2003 was recorded reflecting the net operating losses for the period.

Discontinued Operations

As a result of the sale of all FBO operations in 2003, all revenue and expenses relating to those operations has been reclassified as discontinued operations and is recorded, net of a gain arising from the sale, as a net amount. During the first quarter of 2003, we recorded a gain from discontinued operations of $3,393,113, including a gain on the sale of the FBO operations of $3,632,981.

We also recorded a tax provision of $1,779,144 in the 2003 period in connection with the discontinued operations.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash and Working Capital Position

At March 31, 2003 we had a cash balance of $1,080,158 and working capital of $257,475 as compared to a cash balance of $475,845 and a working capital deficit of approximately $134,244 at December 31, 2002.

Cash Flows

Cash flows for the period from inception (September 25, 2002) to March 31, 2003, were derived from, or related to, the various acquisitions during the period as well as ongoing operations, investments and financing activities undertaken during the period and the 2003 sale of the FBO properties.

Operations used $1,435,542 of cash during the first quarter of 2003. The cash used in operations during period related primarily to the loss from rental operations of $1,567,507, including bad debt expense of $1,305,350.

Investing activities provided net cash of $2,142,566 during the first quarter of 2003. The cash provided by investing activities related to the receipt of net proceeds from the sale of discontinued operations.

Financing activities used $102,711 of cash during the first quarter of 2003. The cash used by financing activities related to repayments on mortgages and notes payable.

Long-Term Debt

At March 31, 2003, the Company had long-term debt, consisting of real estate notes payable, of $9,777,835 as compared to $24,760,358 of long-term debt at December 31, 2002. The reduction in long-term debt during 2003 was attributable to the retirement of approximately $15,115,614 of debt related to FBO assets held for sale. That debt was paid in full upon the sale of the FBO assets in 2003.

The long-term indebtedness at March 31, 2003 was comprised of separate loans on each of the Company's five properties, each of which is secured by first lien positions on the Company's real estate.

Financial Commitments and Requirements

The Company's principal financial commitments and requirements relate to funding operational deficits, if any, overhead and servicing debt on Company real estate.

Our only material contractual obligations requiring determinable future payments on our part are our notes payable secured by real estate. Scheduled debt service payments on real estate notes, excluding debt relating to assets held for sale, at March 31, 2003 were as follows:


                             Payments due by period
-------------------------------------------------------------------------------
                   Total        2004       2005 - 2006   2007 - 2008  Thereafter
                ----------  ------------  ------------  -----------   ----------
Long-term debt  $9,834,271  $    211,296  $    473,128  $   549,002   $8,600,845
                ----------  ------------  ------------  -----------   ----------
     Total      $9,834,271  $    211,296  $    473,128  $   549,002   $8,600,845
                ----------  ------------  ------------  -----------   ----------


INFLATION

Inflation has historically not had a material effect on our operations. Each of our leases includes escalation provisions based on cost-of-living increases. Accordingly, we believe inflation will not have a material effect on our future operations.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2003.

ITEM 3.     CONTROLS AND PROCEDURES

The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Accounting Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that, as of March 31, 2003, except as described below, the disclosure controls and procedures were effective.

During 2004, following a change in management and an internal review by new management, the Company determined that certain internal controls relating to the control of cash were inadequate. With the change in management, we have implemented certain procedures designed to properly control cash and authorization with respect to Company bank accounts.


                                    PART II

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number               Description
------               -----------

31.1 Certification of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                        STERLING EQUITY HOLDINGS, INC.


                                        By: /s/ Thomas Mathew
                                            Thomas Mathew
                                            CEO and President


Date: October 8, 2004