Form 10QSB
period 2003-09-30
STERLING EQUITY HOLDINGS INC
filed 2004-10-14
CIK 1160544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

          For the transition period from           to            .
                                         ---------    -----------

                        Commission File Number 0-33027.

                         STERLING EQUITY HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)

             Nevada                                  88-0485488
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

                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.     FINANCIAL INFORMATION

     Item 1.     Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheet as of September 30, 2003                3

         Consolidated Statements of Operations for the nine
           months and three months ended September 30, 2003                 4

         Consolidated Statements of Cash Flows for the nine months
          ended September 30, 2003                                          5

         Notes to Consolidated Financial Statements                         6

     Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations              8

     Item 3.     Controls and Procedures                                   12

PART II     OTHER INFORMATION

     Item 6.     Exhibits and Reports on Form 8-K                          12

                         PART I - FINANCIAL INFORMATION


ITEM 1.     Financial Statements


                         STERLING EQUITY HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2003
                                  (Unaudited)

                                     ASSETS
                                     ------
Investments in real estate
   Land, improvements and leaseholds                    $10,264,212
   Accumulated depreciation                              (2,597,396)
                                                        ------------
         Net                                              7,666,816
   Land                                                   1,389,420
                                                        ------------
         Net investment in real estate                    9,056,236
Cash                                                         81,554
Restricted cash                                             756,641
Accounts receivable                                         442,435
Prepaid insurance                                            25,039
Deferred financing - net of amortization of $50,616         185,343
Goodwill                                                    908,523
Escrowed funds                                               81,708
                                                        ------------

Total Assets                                            $11,537,479
                                                        ============

                                  LIABILITIES
                                  -----------
Accounts payable                                        $   100,665
Accrued expenses                                            353,722
Income taxes payable                                        253,000
Line of credit                                              742,085
Real estate notes payable                                 9,952,054
Other notes payable                                          47,105
                                                        ------------

Total Liabilities                                        11,448,631
                                                        ------------

                              SHAREHOLDERS' EQUITY
                              --------------------
Preferred stock, par value $.001, authorized 5,000,000
  none issued and outstanding                                     -
Common stock, par value $.001, authorized 70,000,000
  39,655,068 issued and outstanding                          39,655
Additional paid-in capital                                  607,163
Retained Earnings                                          (557,970)
                                                        ------------

Total Shareholders' Equity                                   88,848
                                                        ------------

Total Liabilities and Shareholders' Equity              $11,537,479
                                                        ============

  The accompanying footnotes are an integral part of these financial statements


                         STERLING EQUITY HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
          FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2003
                                  (Unaudited)


                                                          Nine Months    Three Months
                                                         -------------  --------------
Rental revenue                                           $    925,803   $     306,137
                                                         -------------  --------------
Real estate operating expenses
   Interest                                                   547,693         167,332
   Taxes                                                      211,038          39,651
   Depreciation and amortization                              504,909         123,760
   Repairs and maintenance                                     30,100           8,439
   Utilities                                                   14,127           5,427
   Professional and consulting                                255,672          68,824
   Other                                                      200,636          70,018
                                                         -------------  --------------
      Total                                                 1,764,175         483,451
   Bad debt expense                                         1,688,288          78,090
                                                         -------------  --------------

Total operating expenses and costs                          3,452,463         561,541
                                                         -------------  --------------

Interest income                                                47,171              15
                                                         -------------  --------------

Loss before income tax                                     (2,479,489)       (255,389)

Benefit (provision) for income tax expense                    911,308        (104,586)
                                                         -------------  --------------

Net loss from continuing operations                        (1,568,181)       (359,975)
                                                         -------------  --------------

Discontinued operations
   Gain (loss) from discontinued operations, including
     gain of $3,632,981 from disposition                    3,351,735         (52,450)
   (Provision) benefit for income tax expense              (1,439,162)        104,662
                                                         -------------  --------------

Net gain from discontinued operations                       1,912,573          52,212
                                                         -------------  --------------

Net income (loss)                                        $    344,392   $    (307,763)
                                                         =============  ==============

Basic and diluted income (loss) per share:
   Loss from continuing operations                       $      (0.04)  $       (0.01)
   Gain from discontinued operations                             0.05               -
                                                         -------------  --------------

      Total income (loss)                                $       0.01   $       (0.01)
                                                         =============  ==============

Basic and diluted weighted average shares                  39,655,068      39,655,068
                                                         =============  ==============


  The accompanying footnotes are an integral part of these financial statements


                         STERLING EQUITY HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                  (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES
Net income from operations                                  $    344,392
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                                 521,916
   Expenses paid directly from new borrowings                    140,801
   Gain from sale of discontinued operations                  (3,379,559)
Changes in operating assets and liabilities:
   Tenant and other receivables                                 (373,004)
   Prepaid insurance                                              (3,055)
   Other assets                                                  203,234
   Accounts payable, accrued expenses and other
liabilities                                                      205,103
                                                            -------------
     Net cash used by operating activities                    (2,340,172)
                                                            -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sale of discontinued operations              2,142,566
Certificate of deposit for security for line of credit          (756,641)
Land, building and improvements                                  (12,800)
                                                            -------------
     Net cash provided by investing activities                 1,373,125
                                                            -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit                                     742,085
Repayments of mortgage and other notes payable                  (169,329)
                                                            -------------
      Net cash provided by financing activities                  572,756
                                                            -------------

Net decrease in cash and cash equivalents                       (394,291)
Cash
  At beginning of period                                         475,845
                                                            -------------
  At end of period                                          $     81,554
                                                            =============

Supplemental cash flows disclosures
  Interest paid                                             $    647,293
  Income taxes paid                                                    -
Supplemental disclosure of non-cash investing
  Cash proceeds from sale of assets deposited into
    affiliate's bank account                                     363,620
  Proceeds from sale of assets                                16,398,850
  Liabilities liquidated from proceeds from sale of assets   (16,398,850)
  Increase in notes payable                                      228,828
  Increase in loan costs                                          73,851
  Decrease in goodwill                                           109,194

  The accompanying footnotes are an integral part of these financial statements

                         STERLING EQUITY HOLDINGS, INC.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2003

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

Following are the results of operations of acquired FBO's included in the unaudited consolidated statements of operations for the nine months ended September 30, 2003.

Revenues                              $ 1,550,038
Costs and expenses
  Costs of revenues                     1,000,108
  General and administrative              831,176
                                        ---------
Total expenses                          1,831,284
                                        ---------
Loss from discontinued operations
   before income taxes                 $ (281,246)
                                        ---------

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

After further investigation, the new management team reached the conclusion that in all probability the Company would receive little, if any, money from Sterling REIT, Inc. or the assets securing the repayment of the note discussed above. As a result of the investigation, the Company wrote off $699,342 of receivable from Sterling REIT, Inc. and a related entity at December 31, 2002. Additional amounts of $1,688,288 advanced during the period ended September 30, 2003, were written off.

NOTE 5. - INCOME TAXES

At September 30, 2003, the income tax expense is comprised of $253,000 of current tax expense and $274,854 of deferred tax expense.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Form 10-QSB quarterly report of Sterling Equity Holdings, Inc. (the "Company") for the nine months ended September 30, 2003, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

After further investigation, the new management team reached the conclusion that in all probability the Company would receive little, if any, money from Sterling REIT, Inc. or the assets securing the repayment of the note discussed above. As a result of the investigation, the Company wrote off $699,342 of receivable from Sterling REIT, Inc. and a related entity at December 31, 2002. Additional amounts of $1,688,288 advanced during the nine months ended September 30, 2003, were written off.

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. A description of the Company's critical accounting policies is set forth in the Company's Form 10-KSB for the year ended December 31, 2002. As of, and for the nine months ended, September 30, 2003, there have been no material changes or updates to the Company's critical accounting policies.

RESULTS OF OPERATIONS

The Company acquired its first assets on September 25, 2002 with operations effectively starting October 1, 2002. Accordingly, the discussion of results of operations below relates only to the nine months ended September 30, 2003 as there were no operations during the corresponding period in 2002.

Revenues

Revenues totaled $925,803 during the first nine months of 2003. All revenues were derived from the leases of the five properties owned and operated by the Company. Base rental amounts are fixed by contract subject to contractual escalation provisions and obligations of tenants to pay certain operating expenses associated with the properties. Estimated minimum rental payments to the Company are approximately $1,000,000 annually through 2006 and decrease thereafter.

Real Estate Operating Expenses

Real estate operating expenses are costs associated with the ownership and operation of rental properties. Principal rental operating expenses consist of interest, taxes, depreciation and professional and consulting fees. Real estate operating expenses totaled $1,764,175 during the first nine months of 2003.

Other Operating Expenses

Other operating expenses related to bad debts, totaling $1,688,288 during the first nine months of 2003. Bad debt expense for the period related to funds advanced to Sterling REIT, an affiliated shareholder of the Company, in connection with the payment of certain expenses relating to properties to be transferred from Sterling REIT to the Company. The properties in question were never transferred to the Company. In 2004, pursuant to the terms of a Settlement Agreement, Sterling REIT pledged substantially all of its assets to the Company to secure repayment of amounts advanced by the Company. Based on an evaluation by management, all advances made to Sterling REIT at December 31, 2002 and September 30, 2003, respectively, were determined to be uncollectible.

Income Taxes

A deferred income tax benefit of $911,308 during the first nine months of 2003 was recorded reflecting the net operating losses for the period.

Discontinued Operations

As a result of the sale of all FBO operations in 2003, all revenue and expenses relating to those operations has been reclassified as discontinued operations and is recorded, net of a gain arising from the sale, as a net amount. During the first nine months of 2003, we recorded a gain from discontinued operations of $3,351,735, including a gain on the sale of the FBO operations of $3,632,981.

We also recorded a tax provision of $1,439,162 in the 2003 period in connection with the discontinued operations.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash and Working Capital Position

At September 30, 2003 we had a cash balance of $838,195 and working capital of $319,130 as compared to a cash balance of $475,845 and a working capital deficit of approximately $134,244 at December 31, 2002. The cash balance included $756,641 of restricted cash reserved pursuant to the terms of a $750,000 line of credit obtained by the Company. An additional $81,708 was held in escrow at September 30, 2003 by the lender for the Gulfport, Mississippi property. Subsequent to December 31, 2003, we entered into a settlement agreement relating to certain disputes arising in connection with the sale of the FBO properties. Pursuant to that settlement, we released to the purchaser of the FBO properties the amounts held in escrow other than $350,000 that we retained.

Cash Flows

Cash flows for the period from inception (September 25, 2002) to September 30, 2003, were derived from, or related to, the various acquisitions during the period as well as ongoing operations, investments and financing activities undertaken during the period and the 2003 sale of the FBO properties.

Operations used $2,340,172 of cash during the first nine months of 2003. The cash used in operations during period related primarily to the loss from rental operations of $2,526,660, including bad debt expense of $1,688,288.

Investing activities provided net cash of $1,373,125 during the first nine months of 2003. The cash provided by investing activities related to the receipt of net proceeds from the sale of discontinued operations less a certificate of deposit giving as security for a line of credit.

Financing activities provided $572,756 of cash during the first nine months of 2003. The cash provided by financing activities related to borrowings on a line of credit less repayments on mortgages and notes payable.

Long-Term Debt

At September 30, 2003, the Company had long-term debt, consisting of real estate notes payable, of $9,952,054 as compared to $24,760,358 of long-term debt at December 31, 2002. The reduction in long-term debt during 2003 was attributable to the retirement of approximately $15,115,614 of debt related to FBO assets held for sale. That debt was paid in full upon the sale of the FBO assets in 2003.

The long-term indebtedness at September 30, 2003 was comprised of one loan on four of the Company's properties and one loan on the fifth property, both of which are secured by first lien positions on the Company's real estate.

Financial Commitments and Requirements

The Company's principal financial commitments and requirements relate to funding operational deficits, if any, overhead and servicing debt on Company real estate.

Our only material contractual obligations requiring determinable future payments on our part are our notes payable secured by real estate. Scheduled debt service payments on real estate notes, excluding debt relating to assets held for sale, at September 30, 2003 were as follows:


                             Payments due by period
------------------------------------------------------------------------------
                   Total        2004       2005 - 2006  2007 - 2008  Thereafter
                ----------  ------------  ------------  -----------  ----------
Long-term debt  $9,999,159  $    279,152  $    279,152  $ 5,777,444  $3,663,411
                ----------  ------------  ------------  -----------  ----------
     Total      $9,999,159  $    279,152  $    279,152  $ 5,777,444  $3,663,411
                ----------  ------------  ------------  -----------  ----------


INFLATION

Inflation has historically not had a material effect on our operations. Each of our leases includes escalation provisions based on cost-of-living increases. Accordingly, we believe inflation will not have a material effect on our future operations.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2003.

ITEM 3.     CONTROLS AND PROCEDURES

The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Accounting Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that, as of September 30, 2003, except as described below, the disclosure controls and procedures were effective.

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