Form 10KSB
period 2003-12-31
STERLING EQUITY HOLDINGS INC
filed 2004-10-14
CIK 1160544

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(MARK ONE)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934

                  For the Fiscal Year Ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                              ---------   -----------

                          Commission File No. 0-33239


                         STERLING EQUITY HOLDINGS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)


           Nevada                                          88-0485488
-------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)


                        1600 Airport Freeway, Suite 370
                              Bedford, Texas 76022
                -------------------------------------------------
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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Issuer's revenues for the fiscal year ended December 31, 2003 were $1,231,921.

     The number of shares of the registrant's common stock, $.001 par value per share, outstanding as of October 1, 2004 was 39,655,068. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on October 1, 2004, based on the last sales price on the Pink Sheets as of such date, was approximately $1,437,750.

                            DOCUMENTS INCORPORATED BY REFERENCE

None

     Transition  Small  Business  Disclosure  Format:  Yes  [ ]  No  [X]

                                TABLE OF CONTENTS

                                                                       Page
                                                                       ----

PART  I

     ITEM  1.     DESCRIPTION  OF  BUSINESS                              1
     ITEM  2.     DESCRIPTION  OF  PROPERTY                              6
     ITEM  3.     LEGAL  PROCEEDINGS                                     7
     ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF
                  SECURITY  HOLDERS                                      7

PART  II

     ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND
                  RELATED  STOCKHOLDER  MATTERS                          7
     ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS                8
     ITEM  7.     FINANCIAL  STATEMENTS                                 13
     ITEM  8.     CHANGES IN  AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE            14
     ITEM  8A.    CONTROLS  AND  PROCEDURES                             14

PART  III

     ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND
                  CONTROL  PERSONS;  COMPLIANCE  WITH
                  SECTION  16(a)  OF  THE  EXCHANGE  ACT                15
     ITEM  10.     EXECUTIVE  COMPENSATION                              16
     ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL
                   OWNERS  AND  MANAGEMENT                              17
     ITEM  12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       17
     ITEM  13.     EXHIBITS  AND  REPORTS  OF  FORM  8-K                19
     ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES           20

SIGNATURES

                           FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forwarding-looking statements include, without limitation, statements regarding our expectations and beliefs about the market and industry, our goals, plans, and expectations regarding our properties and services, our intentions and strategies regarding future acquisitions and sales of properties and businesses, our intentions and strategies regarding the formation of strategic relationships, our beliefs regarding the future success of our properties and services, our expectations and beliefs regarding competition, competitors, the basis of competition and our ability to compete, our beliefs and expectations regarding our ability to hire and retain personnel, our beliefs regarding period to period results of operations, our expectations regarding revenues, our expectations regarding future growth and financial performance, our beliefs and expectations regarding the adequacy of our facilities, and our beliefs and expectations regarding our financial position, ability to finance operations and growth and the amount of financing necessary to support operations. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. These risks and uncertainties include without limitation those identified in the section of this annual report on Form 10-KSB entitled "Factors That May Affect Future Results" below. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report on Form 10-KSB.

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

Commodore Plaza, Ltd. owns the Commodore Plaza Shopping Center in Gulfport, Mississippi that leases retail shopping space to various establishments on a net lease basis.

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

On January 6 and February 7, 2003, the Company completed the sale of its FBO's in Fort Worth and Austin, Texas; Casper, Wyoming; Tucson, Arizona; and Greeley, Colorado for approximately $20,787,000 in cash and liquidation of debts and an "earn-out" of up to $6,000,000 in future revenues in excess of a specified base. Under the terms of the sale, the Company agreed to liquidate outstanding liabilities and obligations associated with the FBO operations and properties. Consequently, the Company creditors approximately $17,476,000, established an escrow fund of $589,000 to satisfy potential claims and obligations and deposited approximately $2,556,000 in the bank.

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

Based on the initial findings of new management, the Company and Sterling REIT entered into a Settlement Agreement pursuant to which Sterling REIT delivered to the Company a Promissory Note evidencing the obligation of Sterling REIT to pay the amounts advanced by the Company and a Pledge Agreement, Security Agreement and multiple Deeds of Trust securing repayment of the note with substantially all of the assets of Sterling REIT. All amounts owed by Sterling REIT have been written off as bad debts.

On January 20, 2004, the Company entered into a Settlement Agreement relating to the 2003 sale of FBO properties pursuant to which the $6 million earn-out was terminated and $350,000 was distributed to the Company in full settlement of the contingency escrow.

Simultaneous with the appointment of the new management team, the Company relocated its executive offices to 1600 Airport Freeway, Suite 370, Bedford, Texas 76022, telephone number (817) 358-0551.

PROPERTIES

As of December 31, 2003, we owned interests in five properties owned in fee simple.

Four of our properties held at December 31, 2003 were located in Austin, Texas and were leased to agencies of the State of Texas. Under those leases, we receive fixed monthly rental payments and the tenants are responsible for payment of various operating costs of the property. All of our Austin leases specify a minimum amount of insurance coverage required to be carried by each tenant. We believe that the insurance policies required to be carried by the tenants will adequately cover the replacement cost of the properties and any personal liability losses, which the tenants may sustain.

The following table summarizes, as of October 1, 2004, the principal terms and significant data regarding each of the leased properties in Austin, Texas:



                        4719 - 4735     4501           4405
                         Congress     Springdale    Springdale    4708 MLK
                       ------------  ------------  ------------  ------------
Lease term (1)
-  Suite A                5 Yrs       Vacant         5 Yrs          5 Yrs
-  Suite B                  NA        8 Yrs          5 Yrs            NA
-  Suite C                  NA          NA           5 Yrs            NA
-  Warehouse                NA          NA             NA           7 Yrs
Expiration - primary term
-  Suite A               3/31/07        NA          1/31/07         7/31/07
-  Suite B                  NA       1/31/04        1/31/07           NA
-  Suite C                  NA          NA          1/31/07           NA
-  Warehouse                NA          NA             NA           9/30/04
Renewal options             NA          NA             NA             NA
Square footage
-  Suite A                6,695        4,663         16,475         12,000
-  Suite B                  NA         7,945         10,975           NA
-  Suite C                  NA          NA           16,470           NA
-  Warehouse                NA          NA             NA           32,800
Base annual rental
-  Suite A              $ 72,306        NA          $135,852      $108,000
-  Suite B                  NA      $ 81,039        $ 80,432          NA
-  Suite C                  NA          NA          $107,573          NA
-  Warehouse                NA          NA              NA        $135,852

(1)     Each of the leases includes a right on the part of the state tenant to terminate the lease based on budgetary restraints.

The fifth leased property held at December 31, 2003 is the Commodore Plaza Shopping Center located in Gulfport, Mississippi and leased to retail establishments. Under those leases, we receive fixed monthly rental payments and the tenants are responsible for payment of all property taxes, general liability insurance, utility expenses and maintenance of the interior of their space. All of the leases specify a minimum amount of insurance coverage required to be carried by each tenant in addition to the "all risks" insurance policy for 100% of the replacement value of the property.

The following table summarizes, as of October 1, 2004, the principal terms and significant data regarding each of the tenants of Commodore Plaza Shopping
Center:


                                              Mulberry Bush   Mulberry Bush   Clark Temp
                     OfficeMax      Michaels    Maternity       (addition)     Service
                     ---------      --------    ---------        --------      ---------
Lease term             15 Yrs        10 Yrs       5 Yrs           5 Yrs          Monthly
Expiration -
primary term             6/03         7/08         4/07            4/07             NA
Renewal option        4 options -   4 options -  1 option -      1 option -
                     5 years each  5 years each  5 years         5 years            NA
Square footage          23,500       19,834        2,500           1,800          1,525
Base annual rental    $246,750      $175,950      $35,000         $25,200         $18,306



DISCONTINUED OPERATIONS - SALE OF FBO OPERATIONS

From their acquisition, between October and December 2002, and their sale in February 2003, we operated 5 FBO properties, consisting of 2 properties located in Texas, 1 property located in Colorado, 1 property located in Arizona and 1 property located in Wyoming. Each of the FBO properties consisted of physical improvements, generally consisting of offices, hangers and related improvements typically used in conducting airport operations, located on airport property and leased from the airport. Our FBO business included aviation fueling services, aircraft ground services and other aviation services.

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

OPERATING STRATEGY

We intend to continue our business of operating and holding real properties for investment and may evaluate the acquisition of aviation related businesses. We will seek to acquire operating business that are aviation related including service businesses with the objective to own the business as a subsidiary or as an investment which can generate income under our management. While it is not a principal objective, we may from time to time acquire businesses for investment or development not in the aviation industry. Each potential acquisition and leasing transaction will be evaluated based on the ability to generate sufficient rates of return in excess of our cost of capital.

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

COMPETITIVE CONDITIONS

The properties we owned in Austin at December 31, 2003 are leased to various agencies of the State of Texas. While those state agencies are not subject to competition, upon the expiration of the leases those agencies may seek out other space to lease. The tenants of our other retail property in Mississippi have long-term leases with options to extend; upon expiration, other competing tenants will be sought. Similarly, properties that we may acquire in the future will be subject to risks affecting the tenants and risks that tenants will relocate at the end of the lease term. The real estate rental market in the markets in which we operate now and in the future are subject to fluctuations and are affected by local economic conditions. There will typically be a large number of comparable properties that compete with our properties for tenants. Many property owner/operators may be willing to lease space on terms significantly more favorable to tenants than are we in which case we may lose tenants. We attempt to mitigate competitive factors by acquiring properties with existing tenants that are financially sound and long-term leases.

EMPLOYEES

As of October 1, 2004, we employed one full-time employee/officer of the Company. Our current operations are limited to the acquisition, oversight, collection of lease payments and other administrative functions associated with the ownership of leased properties. In that regard, we may, from time to time retain consultants or part-time employees to provide services.

ITEM 2.     PROPERTIES

As of December 31, 2003, we owned properties that are described more fully under
Item 1.  Business - Properties above.

As of October 1, 2004, our principal offices are located at 1600 Airport Freeway, Suite 370, Bedford, Texas 76022. Those offices are leased from a third party pursuant to a short term lease at a monthly rent of approximately $1,200.

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

Our subsidiary, Austin Aero FBO, Limited was party to a suit styled Travis
                                                                    ------
Central Appraisal District and Travis Appraisal Review Board v. Signature Flight
--------------------------------------------------------------------------------
Support Corporation, et.al., originally filed in the 261st Judicial District
----------------------------
Court of Travis County, Texas and appealed to the Third Court of Appeals in Austin, Texas. The plaintiffs in the suit asserted that the defendants, including Austin Aero, were liable for property taxes relating to certain improvements constructed at Austin-Bergstrom Airport and used by the defendants pursuant to a lease of the facilities and operations of the improvements as part of fixed base operations of the airport. The defendants asserted that the facilities were exempt from property tax under an exemption covering property used as part of a public transportation facility owned by an incorporated city. The defendants were granted summary judgment at the trial court. The taxing authorities appealed the trial court's summary judgment. In September 2004, the appeals court affirmed the trial court's summary judgment in favor of the defendants, all claims against our subsidiary were dropped and funds escrowed to pay the contested taxes were released to us.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
             MATTERS

MARKET  INFORMATION

Our common stock trades on the Pink Sheets under the symbol "SEQU".

There is no established trading market in the Company's Common Stock and trading therein is sporadic. The last reported price of the Company's Common Stock, as of October 1, 2004, was $0.30.

HOLDERS

As of October 1, 2004, there were approximately 42 holders of record of the Company's common stock.

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

Commodore Plaza, Ltd. owns the Commodore Plaza Shopping Center in Gulfport, Mississippi that leases retail shopping space to various establishments on a net lease basis.

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

On January 6 and February 7, 2003, the Company completed the sale of its FBO's in Fort Worth and Austin, Texas; Casper, Wyoming; Tucson, Arizona; and Greeley, Colorado for approximately $20,787,000 in cash and liquidation of debts and an "earn-out" of up to $6,000,000 in future revenues in excess of a specified base. Under the terms of the sale, the Company agreed to liquidate outstanding liabilities and obligations associated with the FBO operations and properties. Consequently, the Company creditors approximately $17,476,000, established an escrow fund of $589,000 to satisfy potential claims and obligations and deposited approximately $2,556,000 in the bank.

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

Based on the initial findings of the new management team, the Company and Sterling REIT entered into a Settlement Agreement pursuant to which Sterling REIT delivered to the Company a Promissory Note evidencing the obligation of Sterling REIT to pay the amounts advanced by the Company and a Pledge Agreement, Security Agreement and multiple Deeds of Trust securing repayment of the note with substantially all of the assets of Sterling REIT. All amounts owed by Sterling REIT have been written off as bad debts.

On January 20, 2004, the Company entered into a Settlement Agreement relating to the 2003 sale of FBO properties pursuant to which the $6 million earn-out was terminated and $350,000 was distributed to the Company in full settlement of the contingency escrow.

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

PLAN  OF  OPERATIONS

As a result of the Exchange, the acquisitions during 2002 and the subsequent sale of operating FBOs, the Company has altered its business plan to focus on the ownership and operation of income producing real estate with an emphasis on leased properties and evaluation of potential acquisitions of businesses operating in the aviation industry. Following the Exchange, the Company terminated BlueStar's equipment leasing operations.

The Company intends to derive fixed monthly rental income from its existing properties, and properties acquired in the future, under leases wherein the tenant pays a negotiated portion of the operating costs of the property. The Company's leasing operations are expected to focus on office and other commercial properties.

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

Revenues

Revenues from operation of leased properties consist of fixed monthly rental payments.

Costs and Expenses

Our principal expenses associated with leased property operations in Austin are administrative expenses, real estate taxes, hazard insurance and maintenance. Additionally, we pay utilities and janitorial costs on selected properties. Because of the nature of net lease property operations of Commodore Plaza, we have no direct cost of revenues.

CRITICAL  ACCOUNTING  POLICIES

The following describes the critical accounting policies used in reporting our financial condition and results of operations. In some cases, accounting standards allow more than one alternative accounting method for reporting. In those cases, our reported results of operations would be different should we employ an alternative accounting method.

Impairment of Long-Lived Assets

We review all long-lived assets on a regular basis to determine if there has been impairment in the value of those assets. If, upon review, it is determined that the carrying value of those assets may not be recoverable, we will record a charge to earnings and reduce the value of the asset on the balance sheet to the amount determined to be recoverable.

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

Based on our review of our present operating properties and other long-lived assets, during the fiscal year ended December 31, 2003, we recorded no impairments of our long-lived assets.

Revenue  Recognition

Rental income is recognized on a straight-line basis over the term of the lease. The Company establishes, on a current basis, an allowance for future potential tenant credit losses that may occur against this account. Amounts reflected as accounts receivable on the balance sheet are net of such allowance, if required. In establishing the allowance, the Company evaluates the ability of each tenant to make required rental payments. If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances will be required.

Based on our review of the ability of our tenants to pay required rental payments, no allowance for tenant credit losses were established as of December 31, 2003.

RESULTS  OF  OPERATIONS

As a result of the Exchange, results of operations reported for 2002 are those of Sterling FBO from the date of commencement of operations by Sterling FBO, September 25, 2002, to December 31, 2002.

Revenues

Revenues totaled $1,231,921 during 2003 as compared to $275,887 during 2002.
All revenues were derived from the leases of the five properties owned and operated by the Company. The increase in rental revenues during 2003 was attributable to a full year of operations being reported in 2003 as compared to approximately three months of operations in 2002. Base rental amounts are fixed by contract subject to contractual escalation provisions and obligations of tenants to pay certain operating expenses associated with the properties. Estimated minimum rental payments to the Company are approximately $1,000,000 annually through 2006 and decrease thereafter.

Real Estate Operating Expenses

Real estate operating expenses are costs associated with the ownership and operation of rental properties. Principal rental operating expenses consist of interest, taxes, depreciation, professional and consulting fees. Real estate operating expenses totaled $2,308,254 in 2003 as compared to $384,406 in 2002. The increase in real estate operating expenses in 2003 was primarily attributable to the operation of properties during the full year in 2003 as compared to approximately three months of operations in 2002. Additionally, real estate operating expenses include $556,829 of professional and consulting fees in 2003 as compared to $3,080 of professional and consulting fees in 2002, which increase was primarily attributable to non-recurring legal fees associated with certain disputes and transactions.

Other Operating Expenses

Other operating expenses related to bad debts, totaling $1,694,264 in 2003 and $699,342 in 2002, and merger and consulting expenses of $301,677 in 2002. Bad debt expense for the period related to funds advanced to Sterling REIT, an affiliated shareholder of the Company, in connection with the payment of certain expenses relating to properties to be transferred from Sterling REIT to the Company. The properties in question were never transferred to the Company. In 2004, pursuant to the terms of a Settlement Agreement, Sterling REIT pledged substantially all of its assets to the Company to secure repayment of amounts advanced by the Company. Based on an evaluation by management, all advances made to Sterling REIT at December 31, 2002 and 2003, respectively, were determined to be uncollectible. Merger and consulting expenses related to amounts paid in connection with proposed or actual acquisitions of properties and financing of those properties, a substantial of those expenses being amounts paid to related parties.

Income Taxes

A deferred income tax benefit of $811,290 in 2003 and $246,413 in 2002 was recorded reflecting the net operating losses for the periods.

Discontinued  Operations

As a result of the sale of all FBO operations in 2003, all revenue and expenses relating to those operations has been reclassified as discontinued operations and is recorded, net of a gain arising from the sale, as a net amount. During 2003, we recorded a gain from discontinued operations of $3,301,494, including a gain on the sale of the FBO operations of $3,632,981. During 2002, we recorded a loss from our discontinued FBO operations of $104,102.

We also recorded a tax provision of $1,339,144 in 2003 in connection with the discontinued operations and a tax benefit of $64,865 in 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash and Working Capital Position

At December 31, 2003 we had a cash balance of $763,642 and a working capital deficit of $86,268 as compared to a cash balance of $475,845 and a working capital deficit of approximately $134,244 at December 31, 2002. The 2003 cash balance included $759,947 of restricted cash reserved pursuant to the terms of a $750,000 line of credit obtained by the Company. An additional $107,540 was held in escrow at December 31, 2003 by the lender for the Commodore Plaza Shopping Center. Subsequent to December 31, 2003, we entered into a settlement agreement relating to certain disputes arising in connection with the sale of the FBO properties. Pursuant to that settlement, we released to the purchaser of the FBO properties the amount in escrow other than $350,000 that we retained.

Cash Flows

Cash flows for the period from inception (September 25, 2002) to December 31, 2003, were derived from, or related to, the various acquisitions during the period as well as ongoing operations, investments and financing activities undertaken during the period and the 2003 sale of the FBO properties.

Operations used $2,381,533 of cash during 2003 and $17,930 of cash during 2002. The increase in cash used in operations during 2003 related primarily to a $1,613,884 increase in the loss from continuing operations before income taxes during 2003 as compared to 2002.

Investing activities provided net cash of $1,369,819 during 2003 as compared to $128,411 provided during 2002. The increase in cash provided by investing activities related primarily to the receipt of net proceeds from the sale of discontinued operations of $2,142,566.

Financing activities provided net cash of $539,564 during 2003 as compared to $365,364 provided during 2002. The increase in cash provided by financing activities related primarily to the receipt of $750,000 during 2003 from a line of credit facility.

Long-Term Debt

At December 31, 2003, the Company had long-term debt, consisting of real estate notes payable, of $9,675,300 as compared to $24,760,358 of long-term debt at December 31, 2002. The reduction in long-term debt during 2003 was attributable to the retirement of approximately $17,476,000 of debt and liabilities related to FBO assets held for sale. That debt and liabilities was paid in full upon the sale of the FBO assets in 2003.

The long-term indebtedness at December 31, 2003 was comprised of one loan on four of the Company's properties and one loan on the fifth property, both of which are secured by first lien positions on the Company's real estate.

Financial Commitments and Requirements

The Company's principal financial commitments and requirements relate to funding operational deficits, if any, overhead and servicing debt on Company real estate.

Our only material contractual obligations requiring determinable future payments on our part are our notes payable secured by real estate. Scheduled debt service payments on real estate notes, excluding debt relating to assets held for sale, at December 31, 2003 were as follows:



                           Payments due by period
------------------------------------------------------------------------------
                   Total        2004       2005 - 2006  2007 - 2008  Thereafter
                ----------  ------------  ------------  -----------  ----------
Long-term debt  $9,954,452  $    279,152  $  5,777,444  $    92,907  $3,804,949
                ----------  ------------  ------------  -----------  ----------
     Total      $9,954,452  $    279,152  $  5,777,444  $    92,907  $3,804,949
                ----------  ------------  ------------  -----------  ----------



INFLATION

Inflation has historically not had a material effect on our operations. Each of our leases includes escalation provisions based on cost-of-living increases. Accordingly, we believe inflation will not have a material effect on our future operations.

ITEM  7.     FINANCIAL  STATEMENTS

The financial statements, together with the independent auditors' report thereon of Thomas Leger & Co., L.L.P., appear beginning on page 22 of this report.

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

ITEM  8A.     CONTROLS  AND  PROCEDURES

The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Accounting Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that, as of the fiscal year ended December 31, 2003, except as described below, the disclosure controls and procedures were effective.

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

                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE SECURITIES  EXCHANGE  ACT

The following table sets forth certain information regarding the directors and executive officers of the Company as of October 1, 2004.

     Name               Age               Position
     ----               ---               --------
     Thomas Mathew       46          President, Treasurer and Director
     Lloyd Shoppa        72          Chairman, Secretary and Director
     Ron F. Bearden      62          Director

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

Lloyd Shoppa has served as Chairman, Secretary and a director of the Company since February 2004. Since 1992, Mr. Shoppa has served as Chairman of Shoppa's Material Handling, a Toyota industrial equipment distributor. Since 1997, Mr. Shoppa has served as Chairman of Clean Air Flow, Inc., a manufacturer of emissions reduction products. Since 1985, Mr. Shoppa has also served as Chairman and a director of Shoppa Farm Supply. From 1964 to 1997, Mr. Shoppa served in various executive positions, including President and Vice-Chairman, with Bell Helicopter Textron, a worldwide manufacturer and distributor of helicopters. Since 2002, Mr. Shoppa has served on the East Bernard Community Development Board that is operated by Prosperity Bancshares, Inc.

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

COMMITTEES OF THE BOARD

We do not presently maintain an audit committee, a compensation committee, a nomination committee or any other committees of our board of directors. Similarly, we do not have an "audit committee financial expert".

At such time as our Board determines that the size and scope of our operations and our available financial resources warrant such, we expect to seek to add independent directors and to form committees to perform the functions of an audit committee, compensation committee and nominating committee.

CODES OF ETHICS

The Board of Directors has adopted a Code of Business Ethics covering all of our officers, directors and employees. We require all employees to adhere to the Code of Business Ethics in addressing legal and ethical issues encountered in conducting their work. The Code of Business Ethics requires that our employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the company's best interest.

The Board of Directors has also adopted a separate Code of Business Ethics for the CEO and Senior Financial Officers. This Code of Ethics supplements our general Code of Business Ethics and is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters.

The Code of Business Ethics for the CEO and Senior Financial Officers is filed as an exhibit to this Annual Report on Form 10-KSB for the year ended December 31, 2003 and is available for review at the SEC's web site at www.sec.gov.
                                                              -----------

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

Under the securities laws of the United States, the Company's directors, its executive officers, and any person holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates during fiscal year 2003. To the Company's knowledge, all of the filing requirements were satisfied on a timely basis in fiscal year 2003.

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth information concerning cash and non-cash compensation paid or accrued for services in all capacities to the Company during the year ended December 31, 2003 of each person who served as the Company's Chief Executive Officer during fiscal 2003 and the next four most highly paid executive officers (the "Named Officers").



                                                                         Long Term
                                         Annual Compensation            Compensation
Name and                                --------------------           ---------------
Principal Position          Year   Salary($)  Bonus($)    Other ($)    Stock Options(#)
--------------------------  ----  --------  ----------    --------     ----------------
Ron F. Bearden (1)(2)       2003   117,500        -            -                -
  President and             2002    46,323        -       173,754               -
  Chief Executive Officer   2001         -        -            -                -


(1)     Salary shown as paid or accrued for services of Mr. Bearden during 2002 and 2003 consisted of amounts paid to R.F. Bearden Associates, Inc. for services in connection with the Exchange.
(2)     Other compensation paid consisted of the market value of 3,000,000 shares of common stock issued in conjunction with services provided through R.F. Bearden Associates, Inc. relating to the formation of
        Sterling FBO Holdings and related services.  Such shares were issued 1,500,000 to R.F. Bearden
        Associates, Inc. and 1,500,000 to Old Capitol Corp.

The Company currently pays no compensation for service of directors. The Company may consider payment of certain amounts to attract the services of independent directors.

The Company, at October 1, 2004, had no employment agreements with any employees.

The Company expects to enter into employment agreements with key employees, to implement comprehensive compensation arrangements with its officers and to adopt benefit plans in the future at the discretion of the Board of Directors to attract and retain officers and key employees.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table is furnished as of October 1, 2004, to indicate beneficial ownership of shares of the Company's Common Stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Common Stock, (2) each director and named officer of the Company, individually, and (3) all officers and directors of the Company as a group.


Name and address                                    Number of shares
of beneficial owner (1)                            beneficially owned  Percent
-----------------------------------------------    ------------------  --------
Sterling REIT, Inc. (2)                                    11,320,007     28.5%

Thomas Mathew (3)                                           8,788,422     22.2%

Hugo Verhaghe (4)                                           6,812,088     17.2%

Charles Glace (5)                                           3,484,550      8.8%

Lucky Srinivasan (6)                                        2,500,000      6.3%

Ron F. Bearden (7)                                          1,500,000      3.8%

Lloyd Shoppa                                                  457,500      1.2%

All officers and directors as a group (3 persons)          10,745,922     27.1%

------------------------
(1) Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to the shares shown opposite the name of each person or group.
(2) Ownership and control of Sterling REIT, Inc. is subject to disputed claims. Charles Glace is Chairman of Sterling REIT and may be deemed to control the shares held by Sterling REIT. All shares held by Sterling REIT have been pledged to the Company to secure repayment of advances to Sterling REIT totaling $2,553,261.
(3) All shares are held of record by Mathew Investment Partnership. Address is 7401 Windswept Trail, Colleyville, TX 76034.
(4) All shares are held of record by Geld Fund II LC. Address is 7705 Debbie Dr., Leander, Texas 78641.
(5) All shares are held of record by Chasco Investments, Inc. Address is PO Box 1057, Round Rock, Texas 78680.
(6) All shares are held of record by E Corp. Lucky Srinivasan holds voting and investment power with respect to the shares.
(7) All shares are held of record by R.F. Bearden Associates, Inc. The sole shareholder of R.F. Bearden Associates, Inc. is Rebecca Bearden who is married to Ron F. Bearden, a director of the Company. Ron F. Bearden disclaims beneficial ownership of all shares held by R.F. Bearden Associates, Inc. Address is 2800 Post Oak Blvd., Suite 5260, Houston, Texas 77056.


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

All of our assets owned and operated during 2003 were acquired through the acquisition of various entities previously controlled by the referenced principal shareholders. Those acquisitions included the acquisition by the Company, pursuant to the Exchange, in September 2002 of Sterling FBO, including the four state leased properties, for 5,638,334 shares of common stock. As a result of the Exchange, each of the referenced shareholders became shareholders of the Company.

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

Prior to the Company's acquisition of each of the referenced entities, Sterling REIT served as general partner or managing member of each of the entities. Ron
F. Bearden served as President of both the Company and Sterling REIT during 2002. Prior to the Company's acquisition of the entities, Sterling REIT periodically received management and other fees in conjunction with, and from, those entities and received advances from and made advances to those entities. Net advances to Sterling REIT by the Company, including entities acquired by the Company, totaled $686,142 at December 31, 2002 and $1,693,151 at December 31, 2003. Subsequently, in 2004, pursuant to the terms of a Settlement Agreement, Sterling REIT pledged substantially all of its assets to the Company to secure repayment of amounts advanced by the Company. Based on an evaluation by management, all advances made to Sterling REIT at December 31, 2002 and 2003, respectively were determined to be uncollectible.

Payments by the entities acquired by the Company, during 2002 but prior to acquisition of those entities by the Company, to persons or entities that are controlling persons of the Company following the acquisitions included:


Recipient         Nature of Amounts Paid            Amount
----------------  -------------------------------   ----------
AM Pacific Group  Structure finance brokerage fee   $192,000
AM Pacific Group  Consulting fee                      54,300
Sterling REIT     Management fee                     437,500
Sterling REIT     Lease payments - Austin facility   489,292
Sterling REIT     Other fees                         124,853
Thomas Mathew     Management fee                     176,280
Hugo Verhaeghe    Management fee                      12,000

Management fees paid by the Company to Thomas Mathew totaled $7,500 during 2002 and $174,000 during 2003.

During 2002, the Company issued 1,500,000 shares of common stock to R.F. Bearden Associates, Inc. and 1,500,000 shares to Old Capitol Club, Inc. in full payment of a $173,754 fee payable to R.F. Bearden Associates for management services of Ron F. Bearden, which amount is reflected in the compensation reported under
Item 10 above.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits


          Exhibit

Number                         Description of Exhibit
-------                        ----------------------
 2.1         Exchange Agreement dated June 1, 2002, by and among BlueStar
             Leasing, Inc. and Sterling FBO Holdings, Inc. (1)
 2.2         Amendment to Exchange Agreement dated September 25, 2002 (1)
 2.3         Exchange Agreement dated December 30, 2002, by and among BlueStar
             Leasing, Inc., Sterling FBO Holdings, Inc. and Ft. Worth Jet
             Center, Inc. (3)
 2.4         Austin Aero FBO, Ltd. Asset Purchase Agreement, dated
             December 31, 2002, by and between Trajen Flight Support, LP, Austin
             Aero FBO, Limited and Sterling-Austin Aero L.P. (4)
 2.5         Asset Purchase Agreement, dated February 26, 2003, by and between
             Trajen Flight Support, LP, Sterling FBO Holdings, Inc., Greeley
             FBO, L.L.C., Casper Jet Center, L.L.C., Fort Worth Jet Center,
             Inc., and Sterling-Fort Worth JC, LP. (4)
 3.1         Articles of Incorporation (2)
 3.2         Bylaws (2)
10.1         Settlement Agreement, dated January 14, 2004, between Sterling
             Equity Holdings, Inc. and Sterling REIT, Inc. (5)
10.2         Promissory Note, dated January 14, 2004, from Sterling REIT, Inc.
             to Sterling Equity Holdings, Inc. (5)
10.3         Pledge Agreement, dated January 14, 2004, from Sterling REIT, Inc.
             to Sterling Equity Holdings, Inc. (5)
10.4         Security Agreement, dated January 14, 2004, from Sterling
             REIT, Inc. in favor of Sterling Equity Holdings, Inc. (5)
14.1*        Code of Ethics for CEO and Senior Financial Officers
21.1         List of subsidiaries (6)
31.1*        Section 302 Certifications
32.1*        Section 906 Certifications
------------------------
*    Filed herewith.
(1) Incorporated by reference to the respective exhibits filed with Registrant's Current Report on Form 8-K dated September 30, 2002.
(2) Incorporated by reference to the respective exhibits filed with Registrant's Registration Statement on Form 10-SB filed October 10, 2001.
(3) Incorporated by reference to the respective exhibits filed with Registrant's Current Report on Form 8-K dated December 30, 2002.
(4) Incorporated by reference to the respective exhibits filed with the Registrant's Current Report on Form 8-K dated February 27, 2003.
(5) Incorporated by reference to the respective exhibits filed with the Registrant's Current Report on Form 8-K dated January 13, 2004.
(6) Incorporated by reference to the respective exhibits filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002.

     (b)     Reports  on  Form  8-K

          None

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

FEES PAID TO INDEPENDENT PUBLIC ACCOUNTANTS

The following table presents fees for professional audit services rendered by Thomas Leger & Co., L.L.P. for the audit of the Company's annual financial statements for the years ended December 31, 2003 and December 31, 2002 and fees billed for other services rendered by Thomas Leger & Co., L.L.P. during those periods.


                     FISCAL 2003   FISCAL 2002
                     ------------  ------------
Audit fees (1)       $    110,045  $          -
Audit related fees              -             -
Tax fees                    5,925             -
All other fees                  -             -
                     ------------  ------------
Total                $    115,970  $          -
                     ============  ============


(1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Thomas Leger & Co., L.L.P. in connection with statutory and regulatory filings or engagements.


POLICY ON PRE-APPROVAL OF AUDIT AND NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

At such time, if ever, as we form an audit committee, we intend that the audit committee will establish a specific policy relating to pre-approval of all audit and non-audit services provided by our independent auditors. As we do not presently maintain an audit committee, no such policy has been adopted to date.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   STERLING  EQUITY  HOLDINGS,  INC.



                                   By:  /s/  Thomas  Mathew
                                        Thomas  Mathew
                                        President  and  Chief  Executive Officer

Dated:     October  8,  2004

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                     Title                               Date
    ---------                     -----                               ----

/s/  Thomas  Mathew      President, Chief Executive Officer      October 8, 2004
Thomas  Mathew          (Principal  Executive  Officer  and
                         Principal  Financial  and  Accounting
                         Officer)  and  Director

/s/  Lloyd Shoppa        Director                                October 8, 2004
Lloyd  Shoppa

                         Director                                October  , 2004
------------------                                                      --
Ron  F.  Bearden

                         STERLING EQUITY HOLDINGS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Report of Independent Registered Public Accounting Firm                 F-2

Consolidated Balance Sheet as of December 31, 2003                      F-3

Consolidated Statements of Operations for year ended
  December 31, 2003 and for the Period from
  Inception (September 25, 2002) to December 31, 2002                   F-4

Consolidated Statement of Shareholders' Deficit for the Period
   from Inception (September 25, 2002)
   to December 31, 2003                                                 F-5

Consolidated Statement of Cash Flows for the year ended
  December 31, 2003 and for the Period from
  Inception (September 25, 2002) to December 31, 2002                   F-6

Notes to Consolidated Financial Statements                        F-7 - F-18

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To  the  Board  of  Directors
Sterling  Equity  Holdings,  Inc.
Fort  Worth,  Texas

We have audited the accompanying consolidated balance sheet of Sterling Equity Holdings, Inc. as of December 31, 2003 and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year ended December 31, 2003 and for the period from inception (September 25, 2002) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Equity Holdings, Inc. as of December 31, 2003 and the results of its operations and its cash flows for the year ended December 31,2003 and for the period from inception (September 25, 2002) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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


                                                      Thomas Leger & Co., L.L.P.

Houston, Texas
September 12, 2004

                         Sterling Equity Holdings, Inc.
                           Consolidated Balance Sheet
                                December 31, 2003
                                -----------------



                                     ASSETS
Investment in real estate
    Land, improvements and leaseholds                         $     10,264,212
    Accumulated depreciation                                        (2,711,243)
                                                              -----------------
       Net                                                           7,552,969
    Land                                                             1,389,420
                                                              -----------------
       Net investment in real estate                                 8,942,389
    Cash                                                                 3,695
    Restricted cash                                                    759,947
    Accounts receivable                                                441,098
    Prepaid expenses                                                    42,921
    Deferred financing - net of amortization of $79,643                175,054
    Goodwill                                                           908,523
    Escrowed funds                                                     107,540
                                                              -----------------

    Total Assets                                              $     11,381,167
                                                              =================

                                  LIABILITIES
    Accounts payable                                          $        191,233
    Accrued expenses                                                   438,008
    Income taxes payable                                               253,000
    Line of credit                                                     750,000
    Real estate notes payable                                        9,911,587
    Other notes payable                                                 42,665
                                                              -----------------

    Total Liabilities                                               11,586,493
                                                              -----------------

                              SHAREHOLDERS' DEFICIT
    Preferred stock, par value $.001,  authorized 5,000,000,
       none issued and outstanding                                           -
    Common stock, par value $.001, authorized 70,000,000,
        39,655,068 issued and outstanding                               39,655
    Additional paid-in capital                                         607,163
    Accumulated deficit                                               (852,144)
                                                              -----------------

    Total Shareholders' Deficit                                       (205,326)
                                                              -----------------

    Total Liabilities and Shareholders' Deficit               $     11,381,167
                                                              =================

  The accompanying footnotes are an integral part of these financial statements

                         Sterling Equity Holdings, Inc.
                      Consolidated Statements of Operations
                      For the Year Ended December 31, 2003
    and Period from Inception (September 25, 2002) through December 31, 2002
    ------------------------------------------------------------------------

                                                    2003          2002
                                                ------------  ------------
Rental revenue                                  $ 1,231,921   $   275,887
                                                ------------  ------------
Real estate operating expenses:
  Interest                                          725,114       145,303
  Taxes                                             258,755        67,592
  Depreciation and amortization                     628,670       122,247
  Repairs and maintenance                            38,459        18,946
  Utilities                                          18,763         6,637
  Professional and consulting fees                  556,829         3,080
  Other                                              81,664        20,601
                                                ------------  ------------
Total                                             2,308,254       384,406

  Bad debt expense                                1,694,264       699,342
  Merger expense                                          -       301,677
                                                ------------  ------------

Total operating expenses and costs                4,002,518     1,385,425
                                                ------------  ------------

Interest income                                      47,175             -
                                                ------------  ------------

Loss before income tax                           (2,723,422)   (1,109,538)

Benefit for income tax expense                      811,290       246,413
                                                ------------  ------------

Net loss from continuing operations              (1,912,132)     (863,125)
                                                ------------  ------------

Discontinued operations:
  Gain (loss) from discontinued operations,
   including gain of $3,632,981 from disposition  3,301,494      (104,102)
  (Provision) benefit for income tax expense     (1,339,144)       64,865
                                                ------------  ------------

Net gain (loss) from discontinued operations      1,962,350       (39,237)
                                                ------------  ------------

Net income (loss)                               $    50,218   $  (902,362)
                                                ============  ============

Basic and diluted income (loss) per share:
  Loss from continuing operations               $     (0.05)  $     (0.04)
  Gain (loss) from discontinued operations             0.05             -
                                                ------------  ------------
  Net income (loss)                             $      0.00   $     (0.04)
                                                ============  ============

Basic and diluted weighted average shares        39,655,068    23,642,363
                                                ============  ============

  The accompanying footnotes are an integral part of these financial statements

                                Sterling Equity Holdings, Inc.
                       Consolidated Statements of Shareholders' Deficit
             Period from Inception (September 25, 2002) through December 31, 2003
             --------------------------------------------------------------------


                                     Common Stock     Additional
                                     ------------      Paid-In   Accumulated
                                   Shares    Amount    Capital     Deficit      Total
                                 ----------  -------  ----------  ----------  ----------
Balance December 31, 2001         6,250,000  $ 6,250  $ 818,750   $(741,895)  $  83,105

To record asset distribution              -        -   (825,000)    741,895     (83,105)
To record merger with
Sterling FBO Holdings, Inc.
and Fort Worth Jet Center, Inc.  30,405,068   30,405    439,659           -     470,064

To record shares issued
for consulting services           3,000,000    3,000    173,754           -     176,754

To reflect consolidated loss
for the period                            -        -          -    (902,362)   (902,362)
                                 ----------  -------  ----------  ----------  ----------

Balance December 31, 2002        39,655,068   39,655    607,163    (902,362)   (255,544)

To reflect consolidated income
for the period                            -        -          -      50,218      50,218
                                 ----------  -------  ----------  ----------  ----------

Balance December 31, 2003        39,655,068  $39,655  $ 607,163   $(852,144)  $(205,326)
                                 ==========  =======  ==========  ==========  ==========

  The accompanying footnotes are an integral part of these financial statements


                            Sterling Equity Holdings, Inc.
                        Consolidated Statements of Cash Flows
                         For the Year Ended December 31, 2003
                    and Period from Inception (September 25, 2002)
                              through December 31, 2002
                              -------------------------


                                                              2003           2002
                                                          -------------  ------------
OPERATING ACTIVITIES
Net Income (loss) from operations                         $     50,218   $  (902,362)
Adjustments to reconcile net income to net
  net cash provided by operating activities:
Depreciation and amortization                                  645,677       147,401
Common stock issued for services                                     -       176,754
Expenses paid directly from new borrowings                     140,801             -
Gain from sale of discontinued operations                   (3,379,557)            -
Changes in operating assets and liabilities:
  Tenant and other receivables                                (375,094)       16,855
  Prepaid expenses                                             (20,937)       14,695
  Related party (receivables) or payables                            -        94,653
  Other assets                                                 177,402      (307,822)
  Accounts payable, accrued expenses and other liabilities     379,957       741,896
                                                          -------------  ------------
    Net cash used in operating activities                   (2,381,533)      (17,930)

INVESTING ACTIVITIES
Net proceeds from sale of discontinued operations            2,142,566             -
Certificate of deposit for security for line of credit        (759,947)            -
Land, buildings and improvements                               (12,800)       (1,598)
Advances on construction in progress                                 -      (414,465)
Cash of acquired entities                                            -       544,474
                                                          -------------  ------------
    Net cash provided by investing activities                1,369,819       128,411
                                                          -------------  ------------

FINANCING ACTIVITIES
Proceeds from line of credit                                   750,000             -
Proceeds from property notes payable                                 -       487,160
Repayments of mortgage and other notes payable                (210,436)      (87,101)
Deferred loan costs                                                  -       (34,695)
                                                          -------------  ------------
    Net cash provided by financing activities                  539,564       365,364
                                                          -------------  ------------

NET INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENTS        (472,150)      475,845
Cash and cash equivalents
  At beginning of period                                       475,845             -
                                                          -------------  ------------
  At end of period                                        $      3,695   $   475,845
                                                          =============  ============

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                             $    522,222   $    85,792
Income taxes paid                                                    -             -
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
Assets acquired
  Land, buildings and improvements of acquired companies  $          -   $15,388,523
  Other assets of acquired companies                                 -           997
  Current assets                                                     -     1,688,271
  Related party receivables                                          -       841,743
  Deferred loan costs                                                -       505,057
  Escrowed funds                                                     -        80,455
  Deferred tax asset                                                 -     1,983,847
  Goodwill                                                           -     6,521,766

Liabilities assumed
  Accounts payable and accrued expenses                              -     1,896,702
  Mortgage notes  and other notes payable                            -    24,643,892
  Issuance of common stock                                           -       470,065

Common stock issued for services                                     -       176,754
Cash proceeds for sale of asset deposited into
  affiliate's bank account                                     363,620             -
Proceeds from sale of assets                                16,398,850             -
Liabilities liquidated from proceeds from sale of assets   (16,398,850)            -
Increase in notes payable                                      228,828             -
Increase in loan costs                                          73,851             -
New borrowings used to pay existing notes payable            5,741,172             -
Decrease in goodwill                                           109,194             -

  The accompanying footnotes are an integral part of these financial statements

                         STERLING EQUITY HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2003


1.     -  HISTORY  AND  DEVELOPMENT  OF  THE  COMPANY

Sterling  Equity  Holdings,  Inc.  (the  "Company")  was  chartered  as BlueStar
Leasing, Inc. ("BLS") in January of 2001 and in March of 2003 the name was changed with a charter amendment. In July of 2002, the majority shareholders of BLS reached an agreement with the shareholders of Sterling FBO Holdings, Inc. ("SFBO"). The Company exchanged its stock with the shareholders of SFBO resulting in SFBO becoming a wholly owned subsidiary of the Company. SFBO, a Nevada corporation, was formed in May 2002 to acquire, own and operate income producing real estate and airplane service operations.

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

In a series of transactions consummated during the period between October 30, 2002 and December 30, 2002, the Company exchanged shares of its common stock for a 100% interest that SFBO had acquired or exchanged common stock for outstanding stock of a corporation in five private aircraft flight service organizations and the real estate and operating licenses associated with each. Such service organizations are generally referred to as Fixed Base Operations or "FBO's."

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

1.  -  HISTORY  AND  DEVELOPMENT  OF  THE  COMPANY  (CONTINUED)

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

Acquired  Companies  -  The Company has fully implemented Statement of Financial
-------------------
Accounting Standards No. 141 "Business Combinations". As required by that standard, all acquired companies and properties were accounted for utilizing the "purchase method" of accounting and the fair value of the assets received and obligations assumed was the valuation basis for recording these transactions.

The assets acquired and the liabilities assumed were recorded at their fair values as of the closing dates of the transactions. Additionally, in accordance with the rules of the Securities and Exchange Commission, the recorded fair value was not in excess of the "cash cost" of assets acquired from affiliated parties. The acquired companies results of operations were included in the consolidated statement of operations from the closing date of their acquisition.

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

Discontinued  Operations  -  In  accordance  with  SFAS  144 "Accounting for the
------------------------
Impairment or Disposal of Long Lived Assets", effective for financial statements issued for fiscal years beginning after December 15, 2001, the results of operations and gain from the sale of the Company's FBO entities sold in 2003 are reflected in the consolidated statements of operations as "Loss from discontinued operations" for all periods presented and "Gain from sale of discontinued operations" for 2003.

2.  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Real  Estate  and Depreciation- Costs incurred for the acquisition, development,
------------------------------
construction and improvement of real properties, as well as significant renovations and betterments to the properties, are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization expense for the year ended December 31 2003 and for the period from inception (September 25, 2002) to December 31, 2002 is $453,730 and $103,562,
respectively.

Amounts included under the caption land, improvements and leaseholds on the consolidated balance sheet include the cost of the land fee interest, the land improvements, the leasehold improvements paid for tenants and are depreciated on the straight-line method over their estimated useful lives of 15 to 20 years.

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

Cash  and  Cash  Equivalents - The Company considers all liquid investments with
----------------------------
maturity  of  three  months  or  less  when  purchased  to  be cash equivalents.

Restricted  Cash  -  Restricted  cash consists of a certificate of deposit which
----------------
secures  the  line  of  credit.

Escrowed  Funds - Escrowed funds primarily consist of amounts held by lenders to
---------------
provide  for  future  real  estate  tax  expenditures  and  tenant improvements.

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

2.  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Deferred  Financing  Costs - Deferred financing costs represent commitment fees,
--------------------------
legal and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements. Unamortized deferred financing costs are expensed when the associated debt is refinanced before maturity. Costs incurred in seeking financial transactions, which do not close, are expensed in the period incurred. The amortization of loan cost for the year ended December 31, 2003 and for the period from inception (September 25, 2002) to December 31, 2002 was $174,941 and $43,839, respectively.

Goodwill  -  The Company has adopted Statement of Financial Accounting Standards
--------
No. 142, "Goodwill and Other Intangible Assets." The adoption of FAS 142 requires an initial impairment assessment involving a comparison of the fair value of goodwill to current carrying value. Goodwill represents the excess of cost over the fair value of net assets acquired and is not amortized. The Company performs tests for impairment of goodwill annually or more frequently if events or circumstances indicate it may be impaired. Such tests include comparing the fair value of a reporting unit with its carrying value, including goodwill. Impairment assessments are performed pursuant to appropriate guidance.

The Company's recorded goodwill is associated with the acquisition of the four office/facilities in Austin, Texas. This goodwill represents the difference between the net assets and liabilities acquired in exchange for Company stock. None of the recorded goodwill is deductible for tax purposes.

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

2.  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

Advertising  - Advertising costs are expensed as incurred and was $4,800 for the
-----------
Company's fiscal period for 2002. The Company did not incur any advertising expense in 2003.

Earnings  Per  Share - The Company presents "basic" earnings per share, which is
--------------------
net income or loss available to shareholders divided by weighted average shares outstanding during the period, and "diluted" earnings per share, if required, which considers the impact of common stock equivalents.

Consolidation  and  Basis  of  Presentation  -  The  accompanying  consolidated
-------------------------------------------
financial statements include the accounts of the Company and subsidiaries. All significant intercompany balances and transactions have been eliminated.

Going  Concern  -  The  Company's consolidated financial statements are prepared
--------------
using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has suffered recurring losses from operations and is experiencing cash flow problems. This raises questions as to the ability of the Company to continue as a going concern. The Company plans to reduce expenses and is developing a strategy to provide sufficient capital through possible sale of assets and other means.

2.  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Recent  Accounting  Pronouncements  -  In  January  2003,  the  FASB  issued
----------------------------------
Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN No. 46") as superseded in December 2003 by FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities-an interpretation of ARB 51 (("FIN No. 46R"). FIN No. 46R requires the primary beneficiary of a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, equity investors participate in losses or residual interests of the entity on a basis that differs from its ownership interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. FIN No. 46R is applicable for the Company starting February 1, 2004. We do not expect the adoption of FIN No. 46R to have a material impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The adoption of SFAS 150 did not impact our financial position, cash flows or results of operations.

In December 2003, the SEC issued SAB 104. This staff accounting bulletin revises or rescinds certain sections of SAB 101, which gives interpretation guidance about revenue recognition. SAB 104 makes the interpretive guidance of SAB 101 consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 in the fourth quarter of fiscal 2003 did not impact our financial position, cash flows or results of operations.

Reclassifications  -  The accompanying consolidated financial statements for the
-----------------
prior year contain certain reclassifications to conform with current year presentation.

3.  -  SALE  OF  DISCONTINUED  OPERATIONS

On January 6 and February 27, 2003, the Company completed the sale of its FBO's in Fort Worth and Austin, Texas; Casper, Wyoming; Tucson, Arizona; and Greeley, Colorado for approximately $20,787,000 in cash and liquidation of debts and an "earn-out" of up to $6,000,000 in future revenues in excess of a specified base.

Under the terms of the sale, the Company agreed to liquidate outstanding liabilities and obligations associated with the FBO operations and properties. Consequently, the Company paid creditors approximately $17,476,000, established an escrow fund of $589,000, to satisfy potential claims and obligations, and deposited approximately $2,556,000 in the bank.

3.  -  SALE  OF  DISCONTINUED  OPERATIONS  (CONTINUED)

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

Following are the results of operations of acquired FBO's included in the Consolidated Statements of Operations for the year ended December 31, 2003 and for the period ended December 31, 2002.




                                            December 31,
                                           ------------
                                        2003         2002
                                   ------------  ----------
Revenues                           $ 1,593,111   $ 496,949
                                   ------------  ----------
Costs and expenses
      Costs of revenues              1,012,934     294,581
      General and administrative       911,664     306,470
                                   ------------  ----------
Total expenses                       1,924,598     601,051
                                   ------------  ----------
Loss from discontinued operations
      before income taxes          $  (331,487)  $(104,102)
                                   ============  ==========

4.  -  RELATED  PARTY  TRANSACTIONS

All of the Company's subsidiaries and acquired assets were, prior to their acquisition, owned and managed by one or more of the major shareholders of the Company's. Historically, all of the entities were partnerships or limited liability companies that passed their profits or losses through to the owners. The four Austin Properties had recorded liabilities and obligations greater than their recorded assets. This asset deficiency is recorded as an intangible asset and is included in the balance sheet as Goodwill for the four Austin Properties in the amount of $908,523.

During the year ended December 31, 2003 and for the period from inception (September 25, 2002) to December 31, 2002, Sterling REIT, Inc., ("SRI"), a major shareholder, on behalf of the Company, received income from Austin buildings and paid the expenses and note payments for the same buildings. In addition, proceeds received from refinancing assets and cash was advanced to SRI by the Company. Expenses of the Company were paid by SRI on behalf of the Company. The net of these cash transactions amounted $1,693,151 and $686,142 for the year ended December 31, 2003 and for the period from inception (September 25, 2002) to December 31, 2002, respectively. These amounts were written off as bad debts by the Company (See Note 5 - Advance to a Principal Shareholder).

The Company paid a management fee of $174,000 and $7,500 to a major shareholder and a consulting fee of $117,500 and $46,373 to another major shareholder during the year ended December 31, 2003 and for the period from inception (September 25, 2002) to December 31, 2002, respectively.

At December 31, 2002, the Company had accounts receivable of $30,000 from a shareholder and payables of $50,500 due to two shareholders. The amounts were collected and paid in 2003.

The Company's four Austin Properties were managed by SRI. SRI collected all lease payments, disburses all expenditures and served as the general partner to the limited partnerships that owned the properties prior to their transfer to the Company. Consequently, the business relationship has historically resulted in amounts due to or from the property owners and SRI.


5.  -  ADVANCES  TO  A  PRINCIPAL  SHAREHOLDER

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

Initial results of the investigation conducted by the new management team indicated that during 2002 and 2003 substantial funds (in excess of $2,000,000) of the Company had been advanced to SRI. It appears that the funds were advanced without proper authorization. The funds advanced to SRI were purportedly used to pay certain expenses of the Company and to pay certain expenses relating to properties of SRI which were to be transferred to the Company.

Based on the initial findings of the new management team, the Company and SRI entered into a Settlement Agreement pursuant to which SRI delivered to the Company a Promissory Note evidencing the obligation of SRI to pay the amounts advanced by the Company and a Pledge Agreement, Security Agreement and multiple Deeds of Trust securing repayment of the note with substantially all of the assets of SRI.

5.  -  ADVANCES  TO  A  PRINCIPAL  SHAREHOLDER

After further investigation, the new management team reached the conclusion that in all probability the Company would receive little, if any, money from SRI or the assets securing the repayment of the note discussed above. As a result of the investigation, the Company wrote off $699,342 for the period ended December 31, 2002 and $1,693,151 for the year ended December 31, 2003 of the receivable from Sterling REIT and a related entity.


6.  -  REAL  ESTATE,  OTHER  NOTES  PAYABLE  AND  LINE  OF  CREDIT

Real Estate Notes Payable - The real estate notes payable, collateralized by the
-------------------------
respective properties and assignment of leases, at December 31, 2003 and 2002 are as follows:


                                                                          2003          2002
                                                                      -----------  -----------
Property and Note Description
-----------------------------
Commodore Plaza -
  Gulf Port, Mississippi first lien note dated
  October 28, 2002, with interest at 7.48%,
  monthly installments of $28,263 including
  principal and interest and due in full
  November 1, 2012                                                      $ 4,013,588  $ 4,046,982

4405 Springdale - Austin, Texas
  First lien note with interest payable at
  not less than 7% for 3 years, then at Wall
  Street Journal prime rate plus 1% with monthly
  installments interest of $20,224 from including
  principal and interest                                                        -      2,146,349

4708 MLK - Austin, Texas
  First lien note with interest payable, initially,  at
  7.5%, adjusted annually to Wall Street Journal
  prime rate plus .75%, interest of 5.5% at December
  31, 2002, with monthly installments of $12,435
  including principal and interest                                              -      1,733,971

4735 South Congress - Austin, Texas
  First lien note with interest payable, initially, at the
  lesser of the maximum allowable interest rate
  or 8.5%, interest of 8% at December 31, 2002,
  with monthly installments of $10,637 including
  principal and interest                                                        -      1,118,984

4501 Springdale - Austin, Texas
  First lien note with interest payable at the lesser
  of the maximum allowable interest  rate or 6.5%,
  (rate at December 31, 2002) with monthly
  installments of $6,010 including principal
   and interest                                                                 -        794,250

Four Austin Buildings
  First lien bearing interest at 5.5% with thirty-five
  Monthly installments of $41,067 including
  principal and interest starting July 5, 2003 and
  a final payment on March 27, 2006                                       5,897,999            -
                                                                      -------------  -----------

        Total real estate notes                                         $ 9,911,587  $ 9,840,537
                                                                      =============  ===========

At December 31, 2003, the net carrying value of the properties collateralizing the real estate notes was $8,938,034. The four Austin building's note is guaranteed by shareholders of the Company.

Other  Notes Payable - An affiliate of the prior owner of Commodore Plaza loaned
--------------------
the Company $122,374 that is being repaid out of the cash flow from the property's net rental income. The loan matured in April, 2003 with interest at 18% and has a balance owing of approximately $38,300 at December 31, 2003. In addition, the Company has two small installment notes with a balance of $4,365 at December 31, 2003.

Principal  Maturities  -  Combined aggregate principal maturities of real estate
---------------------
and  other  notes  payable,  as  of  December  31,  2003,  are  as  follows:

Year                  Amount
----               ---------

2004              $    279,152
2005                   222,847
2006                 5,554,597
2007                    45,105
2008                    47,802
Thereafter           3,804,949
                     ---------

Total             $  9,954,452
                  ============

Line of Credit - The Company has a $750,000 line of credit which is due March 6,
--------------
2004 with interest at 4.25% and is secured by a certificate of deposit in the amount of $759,946, which is shown as restricted cash in the balance sheet.


7.  -  RENTAL  INCOME

The Company's Austin Properties and Commodore Plaza Shopping Center are the lessors to tenants under operating leases with expiration dates ranging from 2007 to 2013. The minimum rental amounts due under the leases for the Austin Properties are generally subject to an increase based on a percentage of the Consumer Price Index. Each of the leases for Austin Properties includes a right of the State tenants to terminate the lease based on budgetary constraints. The Commodore Plaza leases require that the tenants reimburse the Company for certain operating costs and real estate taxes. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2003 are as follows:

   Year                  Amount
-------               ----------

  2004               $1,206,736
  2005                1,046,742
  2006                1,046,742
  2007                  620,720
  2008                  507,243
  Thereafter          1,152,672
                     -----------

     Total           $5,580,855
                     ===========

8.  -  INCOME  TAXES

The following table sets forth a reconciliation of the statutory federal income tax for the period ended December 31, 2002 and for the year ended December 31, 2003.


                                                 2003        2002
                                               ---------  ----------
Income (loss) before income taxes              $578,073   $(902,362)
                                               =========  ==========

Income tax computed at statutory rates         $196,544   $(306,803)
Increase in valuation allowance                  56,309           -
Utilization of prior year net operating loss    326,636           -
Utilization of acquired deferred tax asset      (54,315)          -
Other                                             2,680      (4,475)
                                               ---------  ----------

Tax Provision (Benefit)                        $527,854   $(311,278)
                                               =========  ==========

Current tax provision                          $253,000   $       -
Deferred tax provision (Benefit)                274,854    (311,278)
                                               ---------  ----------

Total tax provision (Benefit)                  $527,854   $(311,278)
                                               =========  ==========

The effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liability. Significant components of the deferred tax asset and liability as of December 31, 2003 are set out below.

                                                  2003
                                              -------------
Deferred tax asset:
Tax basis of assets greater than book         $     619,297
Valuation allowance                                (619,297)
                                              --------------

   Deferred tax asset                         $          -
                                             ===============

9.  -  COMMITMENTS

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