Form 10QSB
period 2004-03-31
STERLING EQUITY HOLDINGS INC
filed 2005-01-25
CIK 1160544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]    No [X]

As of January 14, 2005, we had 39,655,068 shares of $0.001 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)        Yes [ ]    No [X]

STERLING EQUITY HOLDINGS, INC.

FORM 10-QSB

PART I - FINANCIAL INFORMATION
ITEM 1.    Financial Statements

STERLING EQUITY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
March 31, 2004
(Unaudited)

ASSETS

Investments in real estate
Improvements and leaseholds	$10,264,212
Accumulated depreciation	(2,825,409)
Net	7,438,803
Land	1,389,420
Net investment in real estate	8,828,223
Cash	49,577
Accounts receivable	67,360
Prepaid insurance	31,549
Deferred financing - net of amortization of $71,183	164,766
Goodwill	908,523
Due from affiliates	24,938
Escrowed funds	62,909

Total Assets	$10,137,845

LIABILITIES
Accounts payable	$204,148
Accrued expenses	127,575
Income taxes payable	253,000
Real estate notes payable	9,863,090
Other notes payable	201,177

Total Liabilities	10,648,990

SHAREHOLDERS’ DEFICIT
Preferred stock, par value $.001, authorized 5,000,000 none issued and outstanding	-
Common stock, par value $.001, authorized 70,000,000 39,655,068 issued and outstanding	39,655
Additional paid-in capital	607,163
Accumulated deficit	(1,157,963)

Total Shareholders’ Deficit	(511,145)

Total Liabilities and Shareholders’ Deficit	$10,137,845

The accompanying footnotes are an integral part of these financial statements

STERLING EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Unaudited)

	2004	2003
Rental revenue	$310,368	$308,972
Real estate operating expenses
Interest	168,140	193,305
Taxes	59,341	85,923
Depreciation and amortization	124,455	138,954
Repairs and maintenance	-	12,515
Utilities	5,218	4,348
Professional and consulting	93,424	72,903
Other	111,264	63,181
Total	561,842	571,129
Bad debt expense	69,759	1,305,350

Total operating expenses and costs	631,601	1,876,479

Interest income	16,219	47,076

Loss before income tax	(305,014)	(1,520,431)

Benefit for income tax expense	-	1,251,290

Net loss from continuing operations	(305,014)	(269,141)

Discontinued operations
Gain from discontinued operations, including gain of $3,632,981 from disposition	-	3,393,113
Provision for income tax expense	-	(1,779,144)

Net gain from discontinued operations	-	1,613,969

Net income (loss)	$(305,014)	$1,344,828

Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.01)	$(0.01)
Gain from discontinued operations	-	0.04

Total income (loss)	$(0.01)	$0.03

Basic and diluted weighted average shares	39,655,068	39,655,068

The accompanying footnotes are an integral part of these financial statements

STERLING EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from operations	$(305,014)	$1,344,828
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	124,454	155,961
Gain from sale of discontinued operations	-	(3,379,559)
Changes in operating assets and liabilities:
Tenant and other receivables	373,738	(359,387)
Prepaid insurance	11,372	(19,691)
Other assets	(24,938)	246,137
Due from affiliates	43,827	-
Accounts payable, accrued expenses and other liabilities	(297,519)	576,169
Net cash used by operating activities	(74,080)	(1,435,542)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sale of discontinued operations	-	2,142,566
Net cash provided by investing activities	-	2,142,566

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings, net of repayments	160,846	-
Repayments of mortgage and other notes payable	(50,831)	(102,711)
Certificate of deposit used to pay line of credit	9,947	-
Net cash used by financing activities	119,962	(102,711)

Net increase in cash and cash equivalents	45,882	604,313
Cash
At beginning of period	3,695	475,845

At end of period	$49,577	$1,080,158

Supplemental cash flows disclosures
Interest paid	$163,174	$312,600
Income taxes paid	-	-

Supplemental disclosure of non-cash investing
Cash proceeds from sale of assets deposited into affiliate’s bank account	-	363,620
Proceeds from sale of assets	-	16,398,850
Liabilities liquidated from proceeds from sale of assets	-	(16,398,850)
Decrease in goodwill	-	109,194
Certificate of deposit used to pay line of credit	750,000	-

The accompanying footnotes are an integral part of these financial statements

STERLING EQUITY HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements
March 31, 2004

NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sterling Equity Holdings, Inc., a Nevada corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the financial statements and footnotes of the Company that are included as part of the Company’s Form 10-KSB for the year ended December 31, 2003.

NOTE 2. - GOING CONCERN

The Company’s unaudited consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has suffered recurring losses from operations and is experiencing cash flow problems. This raises questions as to the ability of the Company to continue as a going concern. The Company has been reducing expenses and is developing a strategy to provide sufficient capital through possible sale of assets and other means.

NOTE 3. - NOTE PAYABLE

On February 16, 2004, the Company borrowed $175,000 from a bank. The note is due February 16, 2005, payable in installments of $15,027 including interest of 5.5% per annum, however the bank can call the note at any time. This note is guaranteed by an officer of the Company.

NOTE 4. - SUBSEQUENT EVENTS

On December 15, 2004, the Company completed the sale of its interest in its property known as 4719-3735 South Congress, consisting of approximately 1.14 acres with improvements located in Austin, Texas, which property was leased by the Company to agencies of the State of Texas. The property was sold to SAGA Building, LLP, an unaffiliated third party. The sale price of the property was $1,200,000, the proceeds of which were applied in full to transaction costs and reduction of the Company's secured debt.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Form 10-QSB quarterly report of Sterling Equity Holdings, Inc. (the “Company”) for the three months ended March 31, 2004, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to: general economic, financial and business conditions; the Company’s ability to minimize expenses and exposures related to its real estate properties; changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations; the Company’s current dependency on a small management team; the ability of the Company to generate sufficient revenues to cover operating losses and position it to achieve positive cash flow; the potential loss of tenants in the Company’s properties; and, the Company’s ability to identify, acquire, finance and operate new business opportunities.

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

Additionally, the following discussion regarding the Company’s financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of the Company’s Form 10-KSB for the fiscal year ended December 31, 2003.

The Company’s unaudited consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has suffered recurring losses from operations and is experiencing cash flow problems. This raises questions as to the ability of the Company to continue as a going concern. The Company has been reducing expenses and is developing a strategy to provide sufficient capital through possible sale of assets and other means.

Overview of Operations

The Company’s business during the 2004 period included operation of five properties under leases. During the 2003 period, the Company also operated five FBO properties offering aviation fueling services, aircraft ground services and other aviation services. As a result of the disposal of all FBO operations in 2003, all operating results relating to the FBO operations have been reclassified as discontinued operations and are reported as a single entry on the Statement of Operations.

Leased properties held during the 2004 period consisted of four properties located in Austin, Texas each of which is leased to agencies of the State of Texas under leases in which the tenant pays a fixed monthly rental and a negotiated portion of the operating costs relating to the property. During the 2004 period, the Company also owned one retail property in Gulfport, Mississippi, leased to multiple retail tenants on a “net lease” basis.

Current Year Developments and Subsequent Events

During the 2004 period, the Company’s operations were focused on operation of its existing properties and cost control measures. During the period, the Company was also engaged in efforts to identify and secure opportunities in the aviation industry.

Subsequently, on December 15, 2004, the Company completed the sale of its interest in its property known as 4719-3735 South Congress, consisting of approximately 1.14 acres with improvements located in Austin, Texas, which property was leased by the Company to agencies of the State of Texas. The property was sold to SAGA Building, LLP, an unaffiliated third party. The sale price of the property was $1,200,000 in cash. The sales proceeds were used to reduce existing indebtedness on the Company’s properties.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. A description of the Company’s critical accounting policies is set forth in the Company’s Form 10-KSB for the year ended December 31, 2003. As of, and for the quarter ended, March 31, 2004, there have been no material changes or updates to the Company’s critical accounting policies.

Results of Operations

Revenues

Revenues totaled $310,368 during the first quarter of 2004 as compared to $308,972 during the first quarter of 2003. All revenues were derived from the leases of the five properties owned and operated by the Company. Base rental amounts are fixed by contract subject to contractual escalation provisions and obligations of tenants to pay certain operating expenses associated with the properties. Estimated minimum rental payments to the Company are approximately $1,000,000 annually through 2006 and decrease thereafter.

Real Estate Operating Expenses

Real estate operating expenses are costs associated with the ownership and operation of rental properties. Principal rental operating expenses consist of interest, taxes, depreciation and professional and consulting fees. Real estate operating expenses totaled $561,842 during the first quarter of 2004 as compared to $571,129 during the first quarter of 2003. The reduction in real estate operating expenses reflects a reduction in interest, taxes and depreciation and amortization expense during the current period partially offset by increases in utilities, professional and consulting, and other expenses. The decline in interest expense was attributable to the consolidation of four separate mortgage notes into one with more favorable interest terms while the decline in property taxes was attributable to interest and penalties paid in 2003 for late payment of property taxes for prior years. The increase in professional and accounting expense was attributable to professional fees relating to an internal investigation conducted following a change in management and costs associated with bringing the Company’s reports current. The increase in other expense reflects the allocation of certain recurring operating expenses to discontinued operations during 2003.

Other Operating Expenses

Other operating expenses related to bad debts, totaling $69,659 in the first quarter of 2004 as compared to $1,305,350 during the first quarter of 2003. Bad debt expense for both periods related to funds advanced to Sterling REIT, an affiliated shareholder of the Company, in connection with the payment of certain expenses relating to properties to be transferred from Sterling REIT to the Company. The properties in question were never transferred to the Company. In 2004, pursuant to the terms of a Settlement Agreement, Sterling REIT pledged substantially all of its assets to the Company to secure repayment of amounts advanced by the Company. Based on an evaluation by management, all advances made to Sterling REIT at December 31, 2002 and March 31, 2004, respectively, were determined to be uncollectible.

Income Taxes

No income tax expense or benefit was recorded during the first quarter of 2004 due to the recurring losses of the Company. A deferred income tax benefit of $1,251,290 during the first quarter of 2003 was recorded reflecting the net operating losses for the period and the gain from discontinued operations.

Discontinued Operations

As a result of the sale of all FBO operations in 2003, all revenue and expenses relating to those operations was classified as discontinued operations and was recorded, net of a gain arising from the sale, as a net amount. During the first quarter of 2003, we recorded a gain from discontinued operations of $3,393,113, including a gain on the sale of the FBO operations of $3,632,981.

We also recorded a tax provision of $1,779,144 in the 2003 period in connection with the discontinued operations.

Liquidity and Capital Resources

Cash and Working Capital Position

At March 31, 2004 we had a cash balance of $49,577 and a working capital deficit of approximately $913,000 as compared to a cash balance of $763,642 and a working capital deficit of approximately $86,268 at December 31, 2003.

The cash balance and working capital balances at December 31, 2003 included $759,947 of restricted cash reserved pursuant to the terms of a $750,000 line of credit. An additional $107,540 was held in escrow at December 31, 2003 by the lender for the Commodore Plaza Shopping Center.

During the first quarter of 2004, we entered into a settlement agreement relating to certain disputes arising in connection with the sale of the FBO properties. Pursuant to that settlement, we released to the purchaser of the FBO properties the amount in escrow other than $350,000 that we retained.

During the quarter, a $750,000 certificate of deposit, comprising substantially all of the restricted cash balance, was released to settle a $750,000 line of credit.

During the quarter, we borrowed $175,000 from a bank. The note is due February 16, 2005, payable in installments of $15,027 including interest of 5.5% per annum, however the bank can call the note at any time. The note is guaranteed by an officer of the Company.

Cash Flows

Operations used $74,080 during the first quarter of 2004 as compared to $1,435,542 of cash used in operations during the first quarter of 2003. The decline in cash used in operations during period is a result of the incurrence of bad debt expense of $1,305,350 during the 2003 period.

Investing activities provided net cash of $2,142,566 during the first quarter of 2003. The cash provided by investing activities related to the receipt of net proceeds from the sale of discontinued operations. No cash was provided or used in investing activities during the first quarter of 2004.

Financing activities provided $119,962 of cash during the first quarter of 2004 and used $102,711 of cash during the first quarter of 2003. Cash provided by financing activities during the 2004 quarter related principally to borrowings under the bank facility established during the quarter, partially offset by repayments on mortgages and notes payable. The cash used by financing activities during the 2003 quarter related to repayments on mortgages and notes payable.

Long-Term Debt

At March 31, 2004, the Company had long-term debt, consisting of real estate notes payable, of $9,863,090 as compared to $9,911,587 of long-term debt at December 31, 2003. The reduction in long-term debt during 2004 was attributable to regular scheduled debt service payments.

The long-term indebtedness at March 31, 2004 was comprised of separate loans on each of the Company’s five properties, each of which is secured by first lien positions on the Company’s real estate.

Financial Commitments and Requirements

The Company’s principal financial commitments and requirements relate to funding operational deficits, if any, overhead and servicing debt on Company real estate.

Our only material contractual obligations requiring determinable future payments on our part are our notes payable secured by real estate. Scheduled debt service payments on real estate notes, excluding debt relating to assets held for sale, at March 31, 2004 were as follows:

	Payments due by period
	Total	2004	2005 - 2006	2007 - 2008	Thereafter
Long-term debt	$9,863,090	$187,790	$5,777,444	$92,907	$3,804,949
Total	$9,863,090	$187,790	$5,777,444	$92,907	$3,804,949

Due From Affiliates

At March 31, 2004, we had a due from affiliate balance of $24,938. The amount due relates to rents previously collected by Sterling REIT and not remitted to the Company.

Inflation

Inflation has historically not had a material effect on our operations. Each of our leases includes escalation provisions based on cost-of-living increases. Accordingly, we believe inflation will not have a material effect on our future operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2004.

ITEM 3.    CONTROLS AND PROCEDURES

The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Accounting Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that, as of March 31, 2004 the disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

ITEM 6.    EXHIBITS

Exhibit
Number	Description

31.1	Certification of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

        STERLING EQUITY HOLDINGS, INC.

        By: /s/ Thomas Mathew
        Thomas Mathew
        CEO and President

Date: January 21, 2005

