Form 10QSB
period 2004-06-30
STERLING EQUITY HOLDINGS INC
filed 2005-01-25
CIK 1160544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

STERLING EQUITY HOLDINGS, INC.

FORM 10-QSB

PART I - FINANCIAL INFORMATION
ITEM 1.    Financial Statements

STERLING EQUITY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
June 30, 2004
(Unaudited)

ASSETS

Investments in real estate
Improvements and leaseholds	$10,287,680
Accumulated depreciation	(2,939,576)
Net	7,348,104
Land	1,389,420
Net investment in real estate	8,737,524
Cash	425,483
Accounts receivable	48,570
Prepaid insurance	23,044
Deferred financing - net of amortization of $81,470	154,478
Goodwill	908,523
Due from affiliates	115,135
Escrowed funds	103,499

Total Assets	$10,516,256

LIABILITIES
Accounts payable	$99,744
Accrued expenses	187,353
Income taxes payable	253,000
Real estate notes payable	9,812,032
Other notes payable	315,009

Total Liabilities	10,667,138

SHAREHOLDERS’ DEFICIT
Preferred stock, par value $.001, authorized 5,000,000 none issued and outstanding	-
Common stock, par value $.001, authorized 70,000,000 39,655,068 issued and outstanding	39,655
Additional paid-in capital	607,163
Accumulated deficit	(797,700)

Total Shareholders’ Deficit	(150,882)

Total Liabilities and Shareholders’ Deficit	$10,516,256

The accompanying footnotes are an integral part of these financial statements

STERLING EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30
	2004	2003	2004	2003
Rental revenue	$313,065	$310,694	$623,432	$619,666
Real estate operating expenses
Interest	164,908	187,055	333,049	380,361
Taxes	46,427	85,464	105,767	171,387
Depreciation and amortization	124,455	242,194	248,910	381,149
Repairs and maintenance	7,847	9,146	7,848	21,661
Utilities	2,932	4,353	8,149	8,700
Professional and consulting	108,984	113,945	202,408	186,848
Other	71,135	67,513	182,399	130,621
Total	526,688	709,670	1,088,530	1,280,727
Bad debt expense	-	304,847	69,759	1,610,198
Total operating expenses and costs	526,688	1,014,517	1,158,289	2,890,925

Other income
Interest income	-	79	13,639	47,156
Other income	3,406	-	5,986	-
Recovery of bad debts	85,000	-	85,000	-
Settlement of lawsuit	485,000	-	485,000	-
Total other income	573,406	79	589,625	47,156

Income (loss) before income tax	359,783	(703,744)	54,768	(2,224,103)
Benefit (provision) for income tax expense	-	(235,396)	-	1,015,896

Net income (loss) from continuing operations	359,783	(939,140)	54,768	(1,208,207)

Discontinued operations:
Gain from discontinued operations, including gain of $3,632,981 from disposition	-	11,072	-	3,404,185
(Provision) benefit for income tax expense	-	235,320	-	(1,543,824)
Net gain from discontinued operations	-	246,392	-	1,860,361

Net income (loss)	$359,783	$(692,748)	$54,768	$652,154

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$0.01	$(0.02)	$0.00	$(0.03)
Gain from discontinued operations	-	0.00	-	0.05
Total income (loss)	$0.01	$(0.02)	$0.00	$0.02

Basic and diluted weighted average shares	39,655,068	39,655,068	39,655,068	39,655,068

The accompanying footnotes are an integral part of these financial statements

STERLING EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30 , 2004 AND 2003
(Unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from operations	$54,768	$652,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	248,910	398,156
Expenses paid directly from new borrowings	-	140,801
Gain from sale of discontinued operations	-	(3,379,559)
Changes in operating assets and liabilities:
Tenant and other receivables	392,528	(375,396)
Prepaid insurance	19,877	(20,404)
Other assets	3,716	228,975
Due from affiliates	(115,135)	-
Accounts payable, accrued expenses and other liabilities	(225,863)	148,536
Net cash provided (used) by operating activities	378,801	(2,206,737)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sale of discontinued operations	-	2,142,566
Certificate of deposit use to pay line of credit	-	(753,313)
Land, building and improvements	(23,468)	(12,800)
Net cash provided (used) by investing activities	(23,468)	1,376,453

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings, net of repayments	160,250	-
Repayments of mortgage and other notes payable	(103,742)	(113,856)
Proceeds from line of credit	-	642,500
Certificate of deposit used to pay line of credit	9,947	-
Net cash provided by financing activities	66,455	528,644
Net increase (decrease) in cash and cash equivalents	421,788	(301,640)
Cash at beginning of period	3,695	475,845
Cash at end of period	$425,483	$174,205

Supplemental cash flows disclosures
Interest paid	$327,433	$477,976
Income taxes paid	-	-
Supplemental disclosure of non-cash investing
Cash proceeds from sale of assets deposited into affiliate’s bank account	-	363,620
Proceeds from sale of assets	-	16,398,850
Liabilities liquidated from proceeds from sale of assets	-	(16,398,850)
Increase in notes payable	-	228,828
Increase in loan costs	-	73,851
Decrease in goodwill	-	109,194
Certificate of deposit used to pay line of credit	750,000	-

The accompanying footnotes are an integral part of these financial statements

STERLING EQUITY HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements
June 30, 2004

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

NOTE 3. - NOTES PAYABLE

On February 16, 2004, the Company borrowed $175,000 from a bank. The note was due February 16, 2005, payable in monthly installments of $15,027 including interest of 5.5% per annum, subject to the bank’s right to call the note at any time. This note was guaranteed by an officer of the Company. In May 2004, the Company borrowed $300,000 from a bank. The note is due June 5, 2005 with an interest rate of 5.5% and interest only is due for the first three months. Starting the fourth month, nine monthly installments of $30,773, including interest, are due; however the bank can call the note at any time. The note is guaranteed by an officer of the Company. Approximately $147,000 of this loan was used to pay off the loan incurred in February 2004 at the same bank.

NOTE 4. - OTHER INCOME

In April 2004, the Company received $485,000 from the settlement of a lawsuit relating to the Fort Worth Jet Center property that was sold in 2003. The property incurred hail damage to its roof and, in lieu of replacing the roof, the Company’s insurer recommended that repairs be made by contractors and using products recommended by the insurer. The repairs performed by the contractor were ineffective. As a result, the Company filed suit against the insurer, the contractor and the product manufacturer. The Company retained the rights under the suit following the sale of the Fort Worth Jet Center property.

In 2004, Sterling REIT sold an existing property on which the Company had a junior lien position granted in connection with the previous settlement of claims regarding amounts advanced to Sterling REIT. In connection with the Company’s agreement to release its junior lien, Sterling REIT remitted excess proceeds from the sale, in the amount of $85,000. As amounts owed by Sterling REIT had previously been written off as bad debts, the receipt of the payment was reflected as recovery of bad debt.

NOTE 5. - DUE FROM AFFILIATES

Due from affiliates represents amounts owed to the Company by Sterling REIT. The amounts due from Sterling REIT represent rents previously collected by Sterling REIT and belonging to the Company and amounts advanced by the Company to Sterling REIT to facilitate the sale by Sterling REIT of various properties with the agreement that Sterling REIT will repay all amounts owed to the Company from the proceeds of the sale of the properties.

NOTE 6. - SUBSEQUENT EVENTS

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Form 10-QSB quarterly report of Sterling Equity Holdings, Inc. (the “Company”) for the quarter and six months ended June 30, 2004, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

In April 2004, the Company received $485,000 from the settlement of a lawsuit relating to the Fort Worth Jet Center property that was sold in 2003. The property incurred hail damage to its roof and, in lieu of replacing the roof, the Company’s insurer recommended that repairs be made by contractors and using products recommended by the insurer. The repairs performed by the contractor were ineffective. As a result, the Company filed suit against the insurer, the contractor and the product manufacturer. The Company retained the rights under the suit following the sale of the Fort Worth Jet Center property.

In 2004, Sterling REIT sold an existing property on which the Company had a junior lien position granted in connection with the previous settlement of claims regarding amounts advanced to Sterling REIT. In connection with the Company’s agreement to release its junior lien, Sterling REIT remitted excess proceeds from the sale, in the amount of $85,000. As amounts owed by Sterling REIT had previously been written off as bad debts, the receipt of the payment was reflected as recovery of bad debt.

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

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. A description of the Company’s critical accounting policies is set forth in the Company’s Form 10-KSB for the year ended December 31, 2003. As of, and for the quarter ended, June 30, 2004, there have been no material changes or updates to the Company’s critical accounting policies.

Results of Operations

Revenues

Revenues totaled $623,432 during the six months ended June 30, 2004 as compared to $619,666 during the first six months of 2003. All revenues were derived from the leases of the five properties owned and operated by the Company. Base rental amounts are fixed by contract subject to contractual escalation provisions and obligations of tenants to pay certain operating expenses associated with the properties. Estimated minimum rental payments to the Company are approximately $1,000,000 annually through 2006 and decrease thereafter.

Real Estate Operating Expenses

Real estate operating expenses are costs associated with the ownership and operation of rental properties. Principal rental operating expenses consist of interest, taxes, depreciation and professional and consulting fees. Real estate operating expenses totaled $1,088,530 during the first six month of 2004 as compared to $1,280,727 during the same period in 2003. The reduction in real estate operating expenses reflects a reduction in interest, taxes, depreciation and amortization, and utility expense during the current period partially offset by increases in professional and consulting, and other expenses. The decline in interest expense was attributable to the consolidation of four separate mortgage notes into one with more favorable interest terms while the decline in property taxes was attributable to interest and penalties paid in 2003 for late payment of property taxes for prior years. The increase in professional and accounting expense was attributable to professional fees relating to an internal investigation conducted following a change in management and costs associated with bringing the Company’s reports current. The increase in other expense reflects the allocation of certain recurring operating expenses to discontinued operations during 2003.

Other Operating Expenses

Other operating expenses related to bad debts, totaling $69,659 in the first six months of 2004 as compared to $1,610,198 during the same period in 2003. Bad debt expense for both periods related to funds advanced to Sterling REIT, an affiliated shareholder of the Company, in connection with the payment of certain expenses relating to properties to be transferred from Sterling REIT to the Company. The properties in question were never transferred to the Company. In 2004, pursuant to the terms of a Settlement Agreement, Sterling REIT pledged substantially all of its assets to the Company to secure repayment of amounts advanced by the Company. Based on an evaluation by management, all advances made to Sterling REIT at December 31, 2003 and June 30, 2004, respectively, were determined to be uncollectible.

Other Income

Other income, consisting of interest, recovery of bad debts, settlement of a lawsuit and other income, totaled $589,625 during the first six months of 2004 as compared to $47,156 during the same period in 2003. The increase in other income related to a recovery of bad debts ($85,000), receipt of settlement proceeds from a lawsuit ($485,000) and receipt of other miscellaneous income ($5,986) during the 2004 period partially offset by a reduction in interest income from $47,156 in the 2003 period to $13,639 in the 2004 period.

Income Taxes

No income tax expense or benefit was recorded during the 2004 period due to the recurring losses of the Company. A deferred income tax benefit of $1,015,896 during the 2003 period was recorded reflecting the net operating losses for the period and the gain from discontinued operations.

Discontinued Operations

As a result of the sale of all FBO operations in 2003, all revenue and expenses relating to those operations was classified as discontinued operations and was recorded, net of a gain arising from the sale, as a net amount. During the 2003 period, we recorded a gain from discontinued operations of $3,404,185, including a gain on the sale of the FBO operations of $3,632,981.

We also recorded a tax provision of $1,543,824 in the 2003 period in connection with the discontinued operations.

Liquidity and Capital Resources

Cash and Working Capital Position

At June 30, 2004 we had a cash balance of $425,483 and a working capital deficit of approximately $522,000 as compared to a cash balance of $763,642 and a working capital deficit of approximately $86,268 at December 31, 2003. The cash balance and working capital balances at December 31, 2003 included $759,947 of restricted cash reserved pursuant to the terms of a $750,000 line of credit. An additional $107,540 was held in escrow at December 31, 2003 by the lender for the Commodore Plaza Shopping Center.

During the first six months of 2004, we entered into a settlement agreement relating to certain disputes arising in connection with the sale of the FBO properties. Pursuant to that settlement, we released to the purchaser of the FBO properties the amount in escrow other than $350,000 that we retained.

During the period, we also received $485,000 from the settlement of a lawsuit retained following the sale of the FBO properties and $85,000 was recovered that had previously been written off as a bad debt.

During the period, a $750,000 certificate of deposit, comprising substantially all of the restricted cash balance, was released to settle a $750,000 line of credit.

During the period, we borrowed $175,000 from a bank. The note was due February 16, 2005, payable in monthly installments of $15,027 including interest of 5.5% per annum, however the bank can call the note at any time. The note was guaranteed by an officer of the Company. In May 2004, we borrowed $300,000 from the same bank. The note is due June 5, 2005 with an interest rate of 5.5% and interest only is due for the first three months. Starting the fourth month, nine monthly installments of $30,773, including interest, are due; however the bank can call the note at any time. The note is guaranteed by an officer of the Company. Approximately $147,000 of this loan was used to pay off the loan incurred in February 2004 at the same bank.

Cash Flows

Operations provided $378,801 during the first six months of 2004 as compared to $2,206,737 of cash used in operations during the first half of 2003. The improvement in operating cash flows during period is a result of the reduced expenses during the current period and the incurrence of bad debt expense of $1,610,198 during the 2003 period.

Investing activities used cash of $23,468 during the 2004 period, relating to building improvements. Investing activities provided $1,376,453 of cash during the first half of 2003. The cash provided by investing activities during the 2003 period related to the receipt of net proceeds from the sale of discontinued operations, partially offset by the use of a certificate of deposit to secure a line of credit and investments in leasehold improvements.

Financing activities provided $66,455 of cash during the first six months of 2004 and $528,644 of cash during the first half of 2003. Cash provided by financing activities during the 2004 quarter related principally to borrowings under the bank facility established during the quarter, partially offset by repayments on mortgages and notes payable. The cash provided by financing activities during the 2003 quarter related to borrowings on a line of credit, partially offset by payments on mortgages and notes payable.

Long-Term Debt

At June 30, 2004, the Company had long-term debt, consisting of real estate notes payable, of $9,812,032 as compared to $9,911,587 of long-term debt at December 31, 2003. The reduction in long-term debt during 2004 was attributable to regular scheduled debt service payments.

The long-term indebtedness at June 30, 2004 was comprised of separate loans on each of the Company’s five properties, each of which is secured by first lien positions on the Company’s real estate.

Financial Commitments and Requirements

The Company’s principal financial commitments and requirements relate to funding operational deficits, if any, overhead and servicing debt on Company real estate.

Our only material contractual obligations requiring determinable future payments on our part are our notes payable secured by real estate. Scheduled debt service payments on real estate notes, excluding debt relating to assets held for sale, at June 30, 2004 were as follows:

	Payments due by period
	Total	2004	2005 - 2006	2007 - 2008	Thereafter
Long-term debt	$9,812,032	$136,732	$5,777,444	$92,907	$3,804,949
Total	$9,812,032	$136,732	$5,777,444	$92,907	$3,804,949

Due From Affiliates

Due from affiliates, totaling $115,135, represents amounts owed to the Company by Sterling REIT. The amounts due from Sterling REIT represent rents previously collected by Sterling REIT and belonging to the Company and amounts advanced by the Company to Sterling REIT to facilitate the sale by Sterling REIT of various properties with the agreement that Sterling REIT will repay all amounts owed to the Company from the proceeds of the sale of the properties.

Inflation

Inflation has historically not had a material effect on our operations. Each of our leases includes escalation provisions based on cost-of-living increases. Accordingly, we believe inflation will not have a material effect on our future operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2004.

ITEM 3.    CONTROLS AND PROCEDURES

The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Accounting Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that, as of June 30, 2004 the disclosure controls and procedures were effective.

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

