Form 10QSB
period 2004-09-30
STERLING EQUITY HOLDINGS INC
filed 2005-02-28
CIK 1160544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to              .
                                         ------------    -------------

                        Commission File Number 0-33027.

                         STERLING EQUITY HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)

                Nevada                                     88-0485488
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of February 21, 2005, we had 39,655,068 shares of $0.001 par value Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one)   Yes [ ]  No [X]

                         STERLING EQUITY HOLDINGS, INC.
                         ------------------------------

                                  FORM 10-QSB

                                      INDEX

                                                                       Page  No.
                                                                       ---------

PART  I.     FINANCIAL  INFORMATION

     Item 1.  Consolidated  Financial  Statements  (Unaudited)

         Consolidated  Balance  Sheet  as  of  September  30,  2004            3

         Consolidated  Statements  of  Operations  for  the  three  months
              and nine months ended September 30, 2004 and 2003                4

         Consolidated  Statements  of  Cash  Flows  for  the  nine  months
              ended September 30, 2004 and 2003                                5

         Notes  to  Consolidated  Financial  Statements                        6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results  of  Operations                            7

     Item 3.  Controls  and  Procedures                                       12

PART  II     OTHER  INFORMATION

     Item 6.  Exhibits                                                        13

                         PART I - FINANCIAL INFORMATION

ITEM  1.     Financial  Statements


                         STERLING EQUITY HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2004
                                  (Unaudited)

                                     ASSETS
                                     ------
Investments in real estate
   Improvements and leaseholds                                         $10,287,680
   Accumulated depreciation                                             (3,067,730)
                                                                       ------------
         Net                                                             7,219,950
   Land                                                                  1,389,420
                                                                       ------------
         Net investment in real estate                                   8,609,370
Cash                                                                       333,443
Restricted cash                                                            200,000
Accounts receivable                                                         38,065
Prepaid insurance                                                           13,792
Deposits                                                                       200
Deferred financing - net of amortization of $81,470                        144,190
Goodwill                                                                   908,523
Due from affiliates                                                        126,454
Escrowed funds                                                             131,895
                                                                       ------------
Total Assets                                                           $10,505,932
                                                                       ============

                                  LIABILITIES
                                 ------------
Accounts payable                                                       $    99,603
Accrued expenses                                                           209,299
Income taxes payable                                                       249,809
Real estate notes payable                                                9,761,959
Other notes payable                                                        324,805
                                                                       ------------
Total Liabilities                                                       10,645,475
                                                                       ------------

                              SHAREHOLDERS' DEFICIT
                              ---------------------

Preferred stock, par value $.001, authorized 5,000,000
  none issued and outstanding                                                    -
Common stock, par value $.001, authorized 70,000,000
  39,655,068 issued and outstanding                                         39,655
Additional paid-in capital                                                 607,163
Accumulated deficit                                                       (786,361)
                                                                       ------------
Total Shareholders' Deficit                                               (139,543)
                                                                       ------------

Total Liabilities and Shareholders' Deficit                            $10,505,932
                                                                       ============

The accompanying footnotes are an integral part of these financial statements


                                     STERLING  EQUITY  HOLDINGS,  INC.
                                 CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                      FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                                (Unaudited)

                                                       Three Months Ended                 Nine Months Ended
                                                          September 30,                     September 30
                                                   -----------------------------    -------------------------------
                                                        2004            2003            2004              2003
                                                  --------------   --------------   --------------   --------------
Rental revenue                                    $      312,618   $      306,137   $     936,050   $       925,803
                                                  --------------   --------------   --------------   --------------
Real estate operating expenses
   Interest                                              149,032          167,332         482,081           547,693
   Taxes                                                  22,236           39,651         128,004           211,038
   Depreciation and amortization                         138,442          123,760         387,352           504,909
   Repairs and maintenance                                14,088            8,439          21,936            30,100
   Utilities                                               8,891            5,427          17,040            14,127
   Professional and consulting                           112,527           68,824         314,935           255,672
   Other                                                  81,189           70,018         263,588           200,636
                                                  --------------   --------------   --------------   --------------
      Total                                              526,405          483,451       1,614,937         1,764,175
   Bad debt expense                                       14,196           78,090          83,955         1,688,288
                                                  --------------   --------------   --------------   --------------
Total operating expenses and costs                       540,601          561,541       1,698,892         3,452,463
                                                  --------------   --------------   --------------   --------------

Other income
   Interest income                                         4,503               15          18,142            47,171
   Other income                                           14,230                -          20,216                 -
   Recovery of bad debts                                       -                -          85,000                 -
   Settlement of lawsuits                                222,000                -         707,000                 -
                                                  --------------   --------------   --------------   --------------
Total other income                                       240,733               15         830,358            47,171
                                                  --------------   --------------   --------------   --------------

Income (loss) before income tax                           12,750         (255,389)         67,516        (2,479,489)
Benefit (provision) for income tax expense                     -         (104,586)         (1,734)          911,308
                                                  --------------   --------------   --------------   --------------
Net income (loss) from continuing operations              12,750         (359,975)         65,782        (1,568,181)
                                                  --------------   --------------   --------------   --------------
Discontinued operations:
Gain (loss) from discontinued operations,
 including gain of $3,632,981 from
 disposition                                                   -          (52,450)              -         3,351,735
 (Provision) benefit for income tax expense                    -          104,662               -        (1,439,162)
                                                  --------------   --------------   --------------   --------------
Net gain from discontinued operations                          -           52,212               -         1,912,573
                                                  --------------   --------------   --------------   --------------
Net income (loss)                                 $       12,750   $     (307,763)  $      65,782    $      344,392
                                                  ==============   ==============   ==============   ==============

Basic and diluted income (loss) per share:
   Income (loss) from continuing operations       $         0.00   $       (0.01)   $         0.00   $        (0.04)
   Gain from discontinued operations                           -               -                -               .05
                                                  --------------   --------------   --------------   --------------
      Total income (loss)                         $         0.00   $       (0.01)   $         0.00   $         0.01
                                                  ==============   ==============   ==============   ==============

Basic and diluted weighted average shares             39,655,068       39,655,068      39,655,068        39,655,068
                                                  ==============   ==============   ==============   ==============

  The accompanying footnotes are an integral part of these financial statements


                                      STERLING EQUITY HOLDINGS, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                              (Unaudited)

                                                                                    2004         2003
                                                                                 ----------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from operations                                                       $  65,782   $    344,392
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                                                   387,352        521,916
   Expenses paid directly from new borrowings                                            -        140,801
   Gain from settlement of notes payable                                           (12,300)             -
   Gain from sale of discontinued operations                                             -     (3,379,559)
Changes in operating assets and liabilities:
   Tenant and other receivables                                                    403,033       (373,004)
   Prepaid insurance                                                                29,129         (3,055)
   Other assets                                                                    (24,555)       203,234
   Due from affiliates                                                            (126,454)             -
   Accounts payable, accrued expenses and other liabilities                       (323,530)       205,103
                                                                                 ----------  -------------
     Net cash provided (used) by operating activities                              398,457     (2,340,172)
                                                                                 ----------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net proceeds from sale of discontinued operations                                      -      2,142,566
  Certificate of deposit use to pay line of credit                                       -       (756,641)
  Land, building and improvements                                                  (23,468)       (12,800)
                                                                                 ----------  -------------
     Net cash provided (used) by investing activities                              (23,468)     1,373,125
                                                                                 ----------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings, net of repayments                                      296,774              -
  Repayments of mortgage and other notes payable                                  (151,962)      (169,329)
  Proceeds from line of credit                                                           -        742,085
  Certificate of deposit used to pay line of credit                               (190,053)             -
                                                                                 ----------  -------------
      Net cash provided (used) by financing activities                             (45,241)       572,756
                                                                                 ----------  -------------
Net increase (decrease) in cash and cash equivalents                               329,748       (394,291)
Cash at beginning of period                                                          3,695        475,845
                                                                                 ----------  -------------
Cash at end of period                                                            $ 333,443   $     81,554
                                                                                 ==========  =============

Supplemental cash flows disclosures
  Interest paid                                                                  $ 478,506   $    647,293
  Income taxes paid                                                                  4,225              -
Supplemental disclosure of non-cash investing
  Cash proceeds from sale of assets deposited into
    affiliate's bank account                                                             -        363,620
  Proceeds from sale of assets                                                           -     16,398,850
  Liabilities liquidated from proceeds from sale of assets                               -    (16,398,850)
  Increase in notes payable                                                              -        228,828
  Increase in loan costs                                                                 -         73,851
  Decrease in goodwill                                                                   -        109,194
  Certificate of deposit used to pay line of credit                                750,000              -

  The accompanying footnotes are an integral part of these financial statements

                         STERLING EQUITY HOLDINGS, INC.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2004

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

These financial statements should be read in conjunction with the financial statements and footnotes of the Company that are included as part of the Company's Form 10-KSB for the year ended December 31, 2003.

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

NOTE  3.  -  RESTRICTED  CASH

A $200,000 certificate of deposit has been placed in trust with Plains Capital Bank to fulfill the loan ratio covenant of the mortgage agreement with the bank. The funds will be released when vacant office space in one of the Austin buildings has been rented.

NOTE  4.  -  NOTES  PAYABLE

During May 2004, the Company borrowed $300,000 from a bank. The note is due June 5, 2005 with an interest rate of 5.5% and interest only is due for the first three months. Starting the fourth month, nine payments of $30,773 including interest are due; however the bank can call the note at any time. The note is guaranteed by an officer of the Company. Approximately $147,000 of this loan was used to pay off an existing loan incurred in February 2004 at the same bank.

NOTE  5.  -  OTHER  INCOME

Settlement  of  Lawsuits

In April 2004, the Company received $485,000 from the settlement of a lawsuit relating to the Fort Worth Jet Center property that was sold in 2003. The property incurred hail damage to its roof and, in lieu of replacing the roof, the Company's insurer recommended that repairs be made by contractors and using products recommended by the insurer. The repairs performed by the contractor were ineffective. As a result, the Company filed suit against the insurer, the contractor and the product manufacturer. The Company retained the rights under the suit following the sale of the Fort Worth Jet Center property.

In September 2004, the Company settled a lawsuit with the City of Austin related to property taxes. This resulted in a release of escrowed funds of $222,000 established in the sale of assets in 2002. This amount is included in other income.

Recovery  of  Bad  Debts

In 2004, Sterling REIT sold an existing property on which the Company had a junior lien position granted in connection with the previous settlement of claims regarding amounts advanced to Sterling REIT. In connection with the Company's agreement to release its junior lien, Sterling REIT remitted excess proceeds from the sale, in the amount of $85,000. As amounts owed by Sterling REIT had previously been written off as bad debts, the receipt of the payment was reflected as recovery of bad debt.

NOTE  6.  -  DUE  FROM  AFFILIATES

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

NOTE  7.  -  SUBSEQUENT  EVENTS

On December 15, 2004, the Company completed the sale of its interest in its property known as 4719-3735 South Congress, consisting of approximately 1.14 acres with improvements located in Austin, Texas, which property was leased by the Company to agencies of the State of Texas. The property was sold to SAGA Building, LLP, an unaffiliated third party. The sale price of the property was $1,200,000 the proceeds of which were applied in full to transaction costs and reduction of the Company's secured debt.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

This Form 10-QSB quarterly report of Sterling Equity Holdings, Inc. (the "Company") for the quarter and nine months ended September 30, 2004, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Additionally, the following discussion regarding the Company's financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of the Company's Form 10-KSB for the fiscal year ended December 31, 2003.

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

OVERVIEW  OF  OPERATIONS

The Company's business during the 2004 period included operation of five properties under leases. During the 2003 period, the Company also operated five FBO properties offering aviation fueling services, aircraft ground services and other aviation services. As a result of the disposal of all FBO operations in 2003, all operating results relating to the FBO operations have been reclassified as discontinued operations and are reported as a single entry on the Statement of Operations.

Leased properties held during the 2004 period consisted of four properties located in Austin, Texas each of which was leased to agencies of the State of Texas under leases in which the tenant pays a fixed monthly rental and a negotiated portion of the operating costs relating to the property. During the 2004 period, the Company also owned one retail property in Gulfport, Mississippi, leased to multiple retail tenants on a "net lease" basis.

CURRENT  YEAR  DEVELOPMENTS  AND  SUBSEQUENT  EVENTS

During the 2004 period, the Company's operations were focused on operation of its existing properties and cost control measures. During the period, the Company was also engaged in efforts to identify and secure opportunities in the aviation industry.

In April 2004, the Company received $485,000 from the settlement of a lawsuit relating to the Fort Worth Jet Center property that was sold in 2003. The property incurred hail damage to its roof and, in lieu of replacing the roof, the Company's insurer recommended that repairs be made by contractors and using products recommended by the insurer. The repairs performed by the contractor were ineffective. As a result, the Company filed suit against the insurer, the contractor and the product manufacturer. The Company retained the rights under the suit following the sale of the Fort Worth Jet Center property.

In 2004, Sterling REIT sold an existing property on which the Company had a junior lien position granted in connection with the previous settlement of claims regarding amounts advanced to Sterling REIT. In connection with the Company's agreement to release its junior lien, Sterling REIT remitted excess proceeds from the sale, in the amount of $85,000. As amounts owed by Sterling REIT had previously been written off as bad debts, the receipt of the payment was reflected as recovery of bad debt.

In September 2004, the Company settled a lawsuit with the City of Austin related to property taxes. This resulted in a release of escrowed funds of $222,000 established in the sale of assets in 2002. This amount is included in other income.

Subsequently, on December 15, 2004, the Company completed the sale of its interest in its property known as 4719-3735 South Congress, consisting of approximately 1.14 acres with improvements located in Austin, Texas, which property was leased by the Company to agencies of the State of Texas. The property was sold to SAGA Building, LLP, an unaffiliated third party. The sale price of the property was $1,200,000 in cash. The sales proceeds were used to reduce existing indebtedness on the Company's properties.

CRITICAL  ACCOUNTING  POLICIES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. A description of the Company's critical accounting policies is set forth in the Company's Form 10-KSB for the year ended December 31, 2003. As of, and for the quarter ended, September 30, 2004, there have been no material changes or updates to the Company's critical accounting policies.

RESULTS  OF  OPERATIONS

Revenues

Revenues totaled $936,050 during the nine months ended September 30, 2004 as compared to $925,803 during the first nine months of 2003. All revenues were derived from the leases of the five properties owned and operated by the Company. Base rental amounts are fixed by contract subject to contractual escalation provisions and obligations of tenants to pay certain operating expenses associated with the properties. Estimated minimum rental payments to the Company, after giving effect to the sale of a property in December 2004, are approximately $960,000 annually through 2006 and decrease thereafter.

Real  Estate  Operating  Expenses

Real estate operating expenses are costs associated with the ownership and operation of rental properties. Principal rental operating expenses consist of interest, taxes, depreciation and professional and consulting fees. Real estate operating expenses totaled $1,614,937 during the first nine months of 2004 as compared to $1,764,175 during the same period in 2003. The reduction in real estate operating expenses reflects a reduction in interest, taxes, depreciation and amortization, and repairs and maintenance expense during the current period partially offset by increases in professional and consulting, and other expenses. The decline in interest expense was attributable to the consolidation of four separate mortgage notes into one with more favorable interest terms while the decline in property taxes was attributable to interest and penalties paid in 2003 for late payment of property taxes for prior years. The increase in professional and accounting expense was attributable to professional fees relating to an internal investigation conducted following a change in management and costs associated with bringing the Company's reports current. The increase in other expense reflects the allocation of certain recurring operating expenses to discontinued operations during 2003.

Other  Operating  Expenses

Other operating expenses related to bad debts, totaling $83,955 in the first nine months of 2004 as compared to $1,688,288 during the same period in 2003. Bad debt expense for both periods related to funds advanced to Sterling REIT, an affiliated shareholder of the Company, in connection with the payment of certain expenses relating to properties to be transferred from Sterling REIT to the Company. The properties in question were never transferred to the Company. In 2004, pursuant to the terms of a Settlement Agreement, Sterling REIT pledged substantially all of its assets to the Company to secure repayment of amounts advanced by the Company. Based on an evaluation by management, all advances made to Sterling REIT at December 31, 2003 were determined to be uncollectible.

Other  Income

Other income, consisting of interest, recovery of bad debts, settlement of lawsuits and other income, totaled $830,358 during the first nine months of 2004 as compared to $47,171 during the same period in 2003. The increase in other income related to a recovery of bad debts ($85,000), receipt of settlement proceeds from two lawsuit ($707,000) and receipt of other miscellaneous income ($20,216) during the 2004 period partially offset by a reduction in interest income from $47,171 in the 2003 period to $18,142 in the 2004 period.

Income  Taxes

Income tax expense of $1,734 was recorded during the 2004 period as compared to an income tax benefit of $911,308 during the 2003 period. The deferred income tax benefit during the 2003 period reflected the net operating losses for the period and the gain from discontinued operations.

Discontinued  Operations

As a result of the sale of all FBO operations in 2003, all revenue and expenses relating to those operations was classified as discontinued operations and was recorded, net of a gain arising from the sale, as a net amount. During the 2003 period, we recorded a gain from discontinued operations of $3,351,735, including a gain on the sale of the FBO operations of $3,632,981.

We also recorded a tax provision of $1,439,162 in the 2003 period in connection with the discontinued operations.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash  and  Working  Capital  Position

At September 30, 2004 we had a cash balance of $533,443 and a working capital deficit of approximately $450,714 as compared to a cash balance of $763,642 and a working capital deficit of approximately $86,268 at December 31, 2003. The cash balance and working capital balance at September 30, 2004 included $200,000 of restricted cash held in trust by the lender on the Austin properties to assure compliance with financial ratios under the loan pending the leasing of vacant office space. At December 31, 2003, cash and working capital balances included $759,947 of restricted cash reserved pursuant to the terms of a $750,000 line of credit. An additional $131,895 was held in escrow at September 30, 2004 and $107,540 was held in escrow at December 31, 2003 by the lender for the Commodore Plaza Shopping Center.

During the first nine months of 2004, we entered into a settlement agreement relating to certain disputes arising in connection with the sale of the FBO properties. Pursuant to that settlement, we released to the purchaser of the FBO properties the amount in escrow other than $350,000 that we retained.

During the period, we also received $485,000 from the settlement of a lawsuit retained following the sale of the FBO properties, $222,000 from settlement of a lawsuit with the City of Austin relating to taxes owing on the Austin FBO properties and $85,000 was recovered that had previously been written off as a bad debt.

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

Cash  Flows

Operations provided $398,457 during the first nine months of 2004 as compared to $2,340,172 of cash used in operations during the first nine months of 2003. The improvement in operating cash flows during period is a result of the reduced expenses during the current period and the incurrence of bad debt expense of $1,688,288 during the 2003 period.

Investing activities used cash of $23,468 during the 2004 period, relating to building improvements. Investing activities provided $1,373,125 of cash during the 2003 period. The cash provided by investing activities during the 2003 period related to the receipt of net proceeds from the sale of discontinued operations, partially offset by the use of a certificate of deposit to secure a line of credit and investments in leasehold improvements.

Financing activities used $45,241 of cash during the first nine months of 2004 and provided $572,756 of cash during the 2003 period. Cash used by financing activities during the 2004 period related principally to repayments of mortgages and notes payable and use of a certificate of deposit to repay a line of credit, partially offset by borrowings under the bank facility established during the period. The cash provided by financing activities during the 2003 quarter related to borrowings on a line of credit, partially offset by payments on mortgages and notes payable.

Long-Term  Debt

At September 30, 2004, the Company had long-term debt, consisting of real estate notes payable, of $9,761,959 as compared to $9,911,587 of long-term debt at December 31, 2003. The reduction in long-term debt during 2004 was attributable to regular scheduled debt service payments.

The long-term indebtedness at September 30, 2004 was comprised of separate loans on each of the Company's five properties, each of which is secured by first lien positions on the Company's real estate.

Financial  Commitments  and  Requirements

The Company's principal financial commitments and requirements relate to funding operational deficits, if any, overhead and servicing debt on Company real estate.

Our only material contractual obligations requiring determinable future payments on our part are our notes payable secured by real estate. Scheduled debt service payments on real estate notes, excluding debt relating to assets held for sale, at September 30, 2004 were as follows:


                                                  Payments due by period
                        -------------------------------------------------------------------------
                            Total         2004       2005 - 2006       2007 - 2008     Thereafter
                        -----------   ---------   --------------   ---------------   ------------
Long-term debt          $ 9,761,959     $86,659       $5,777,444           $92,907     $3,804,949
                        -----------   ---------   --------------   ---------------   ------------
  Total                 $ 9,761,959     $86,659       $5,777,444           $92,907     $3,804,949
                        ===========   =========   ==============   ===============   ============

DUE  FROM  AFFILIATES

Due from affiliates, totaling $126,454, represents amounts owed to the Company by Sterling REIT. The amounts due from Sterling REIT represent rents previously collected by Sterling REIT and belonging to the Company and amounts advanced by the Company to Sterling REIT to facilitate the sale by Sterling REIT of various properties with the agreement that Sterling REIT will repay all amounts owed to the Company from the proceeds of the sale of the properties.

INFLATION

Inflation has historically not had a material effect on our operations. Each of our leases includes escalation provisions based on cost-of-living increases. Accordingly, we believe inflation will not have a material effect on our future operations.

OFF-BALANCE  SHEET  ARRANGEMENTS

We had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2004.

ITEM  3.     CONTROLS  AND  PROCEDURES

The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Accounting Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that, as of September 30, 2004 the disclosure controls and procedures were effective.

There were no changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

                                        STERLING  EQUITY  HOLDINGS,  INC.

                                        By:  /s/  Thomas  Mathew
                                             Thomas  Mathew
                                             CEO  and  President

Date:  February  22,  2005