Form 10KSB
period 2004-12-31
STERLING EQUITY HOLDINGS INC
filed 2005-04-12
CIK 1160544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-33027

STERLING EQUITY HOLDINGS. INC.
(Exact name of small business issuer as specified in its charter)

Nevada       88-0485488
(State or other jurisdiction of incorporation or organization)   (IRS Employer Identification No.)

1600 Airport Freeway, Suite 370, Bedford, Texas     76022
(Address of principal executive offices)     (Zip Code)

Registrant’s telephone number, including area code:  (817) 358-0551

Securities registered pursuant to Section 12(b) of the Act - None

Securities registered pursuant to Section 12(g) of the Act: $.001 Par Value Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer’s revenues for the fiscal year ended December 31, 2004, were $1,150,455.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of April 6, 2005, based upon the last reported sales price on the Pink Sheets was $47,925.

The Registrant’s common stock outstanding as of April 6, 2005, was 28,335,061 shares.

DOCUMENTS INCORPORATED BY REFERENCE:
None

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

STERLING EQUITY HOLDINGS, INC.

INDEX TO FORM 10-KSB
December 31, 2004

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forwarding-looking statements include, without limitation, statements regarding the Company’s expectations and beliefs about the market and industry, its goals, plans, and expectations regarding its properties and services, its intentions and strategies regarding future acquisitions and sales of properties and businesses, its intentions and strategies regarding the formation of strategic relationships, its beliefs regarding the future success of its properties and services, its expectations and beliefs regarding competition, competitors, the basis of competition and its ability to compete, its beliefs and expectations regarding its ability to hire and retain personnel, its beliefs regarding period to period results of operations, its expectations regarding revenues, its expectations regarding future growth and financial performance, its beliefs and expectations regarding the adequacy of its facilities, and its beliefs and expectations regarding its financial position, ability to finance operations and growth and the amount of financing necessary to support its operations. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report on Form 10-KSB.

PART I

ITEM 1. BUSINESS

GENERAL

Sterling Equity Holdings, Inc., a Nevada corporation (“Sterling Holdings” or the “Company”), originally incorporated under the name BlueStar Leasing, Inc., was formed in January 2001 and, following a series of acquisitions during 2002 and the sale of certain operations in 2003, is principally engaged in the business of acquiring, operating and holding equity interests in business entities primarily in the aviation and real estate industries.

HISTORY AND DEVELOPMENT OF THE COMPANY

BlueStar was originally formed as a "small ticket" regional leasing company working within select niche markets of vendors, small business owners and brokers. BlueStar was formed to provide a funding alternative to typical "credit scoring matrix" leasing companies for transactions that are slightly "outside the box" building a loyal customer base one lease at a time. BlueStar planned to establish a strong sales and marketing group specializing in bringing creative and flexible leasing and financing solutions to vendors, users of commercial equipment and small business owners with "bruised credit". BlueStar intended to fill the void that exists between the matrix lenders focusing on "A" credit ratings and small business owners in need of capital for the acquisition of equipment needed to grow their business.

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

Sterling FBO is a Nevada corporation formed in May 2002 to acquire own and operate private airport Fixed Base Operations ("FBO’s") and income producing real estate. At the time of the Exchange, Sterling FBO owned 88.9% or greater interests in, and operated, four industrial office facilities located in Austin, Texas and leased to governmental agencies. Additionally, at the time of the Exchange, Sterling FBO was engaged in negotiations with certain affiliates to acquire additional properties and FBO operations, which negotiations resulted in the acquisitions, between October and December 2002, of interests in a retail shopping center and five FBO’s, as follows:

•
In October 2002, the Company, through Sterling FBO, completed the acquisition of a 99% limited partnership interest in Commodore Plaza, Ltd. The Company issued an aggregate of 2,000,000 shares of common stock to acquire Commodore Plaza, Ltd.

•
On October 30, 2002, the Company, through Sterling FBO, completed the acquisition of a 100% ownership interest in Greeley FBO, L.L.C. and Sterling Austin Aero, L.P. The Company issued an aggregate of 3,143,334 shares of common stock to acquire Greeley FBO and 2,166,666 shares of common stock to acquire Sterling Austin Aero.

•
On November 25, 2002, the Company, through Sterling FBO, completed the acquisition of a 100% ownership interest in Casper Jet Center, L.L.C., Austin Aero FBO, Ltd., and Sterling-Ft. Worth Jet Center, Ltd. The Company issued an aggregate of 3,723,894 shares of common stock to acquire Casper Jet Center, L.L.C., 4,355,554 shares of common stock to acquire Austin Aero FBO, Ltd., and 1,153,333 shares of common stock to acquire Sterling-Ft. Worth Jet Center, Ltd.

•
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

Greeley FBO, LLC, Sterling Austin Aero, L.P., Casper Jet Center, L.L.C., Austin Aero FBO, Ltd., Sterling-Ft. Worth Jet Center, Ltd., and Ft. Worth Jet Center, Inc. (collectively, the FBO Companies), each owned and/or operated private airport facilities located in Greeley, Colorado, Austin, Texas, Casper, Wyoming, Fort Worth, Texas, and Tuscan, Arizona.

Each of Commodore Plaza, Ltd. and the FBO Companies was acquired from persons and/or entities (including Sterling REIT, Inc., Hugo Verhaeghe, Chaz Glace and Thomas Mathew, and affiliated entities) that may be deemed to be affiliates of the Company by reason of the holdings of the common stock of the Company and/or by reason of common officers.

On January 6 and February 7, 2003, the Company completed the sale of its FBO's in Fort Worth and Austin, Texas; Casper, Wyoming; Tucson, Arizona; and Greeley, Colorado for approximately $20,787,000 in cash and liquidation of debts and an "earn-out" of up to $6,000,000 in future revenues in excess of a specified base. Under the terms of the sale, the Company agreed to liquidate outstanding liabilities and obligations associated with the FBO operations and properties. Consequently, the Company paid creditors approximately $17,476,000, established an escrow fund of $589,000 to satisfy potential claims and obligations and deposited approximately $2,556,000 in the bank.

In March 2003, the Company changed its name from BlueStar Leasing, Inc. to Sterling Equity Holdings, Inc.

As a result of the Exchange, the acquisitions during 2002 and the subsequent sale of operating FBO's, the Company altered its business plan to focus on the acquisition, ownership and operation of income producing real estate with an emphasis on FBO's and leased properties. The Company terminated the equipment leasing operations originally conducted by BlueStar. Following the sale of FBO properties in 2003, operations have been limited to operation of the four state-leased properties and the Commodore Plaza property.

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

Based on the initial findings of the new management, the Company and Sterling REIT entered into a Settlement Agreement pursuant to which Sterling REIT delivered to the Company a Promissory Note evidencing the obligation of Sterling REIT to pay the amounts advanced by the Company and a Pledge Agreement, Security Agreement and multiple Deeds of Trust securing repayment of the note with substantially all of the assets of Sterling REIT. All amounts owed by Sterling REIT have been written off as bad debts. During 2004, the Company received certain excess proceeds from the sale of properties by Sterling REIT resulting in a partial recovery of bad debt.

On January 20, 2004, the Company entered into a Settlement Agreement relating to the 2003 sale of FBO properties pursuant to which the $6 million earn-out was terminated and $350,000 was distributed to the Company in full settlement of the contingency escrow.

On December 15, 2004, the Company completed the sale of its property known as 4719-4735 South Congress, consisting of approximately 1.14 acres with improvements located in Austin, Texas, which property was leased by the Company to agencies of the State of Texas. The property was sold to SAGA Building, LLP, an unaffiliated third party. The sale price of the property was $1,200,000 in cash. The sales proceeds were used to reduce existing indebtedness on the Company’s properties.

Simultaneous with the appointment of the new management team, the Company relocated its executive offices to 1600 Airport Freeway, Suite 370, Bedford, Texas 76022, telephone number (817) 358-0551.

PROPERTIES

As of December 31, 2004, the Company owned interests in four properties owned in fee simple.

Three of the Company’s properties held at December 31, 2004 were located in Austin, Texas and were leased to agencies of the State of Texas. Under those leases, the Company receives fixed monthly rental payments and the tenants are responsible for payment of various operating costs of the property. All of its Austin leases specify a minimum amount of insurance coverage required to be carried by each tenant. The Company believes that the insurance policies required to be carried by the tenants will adequately cover the replacement cost of the properties and any personal liability losses, which the tenants may sustain.

        The following table summarizes, as of April 1, 2005, the principal terms and significant data regarding each of the leased properties in Austin, Texas:

	4501 Springdale	4405 Springdale	4708 MLK
Lease term (1)
Suite A	Vacant	5 Yrs	5 Yrs
Suite B	8 Yrs	5 Yrs	NA
Suite C	NA	5 Yrs	NA
Warehouse	NA	NA	Vacant
Expiration
Suite A	NA	1/31/07	7/31/07
Suite B	1/31/09	1/31/07	NA
Suite C	NA	1/31/07	NA
Warehouse	NA	NA	NA
Renewal options	NA	NA	NA
Square footage
Suite A	4,663	16,475	12,000
Suite B	7,945	10,975	NA
Suite C	NA	16,470	NA
Warehouse	NA	NA	32,800
Base Annual Rental
Suite A	NA	$145,102	$108,000
Suite B	$81,975	$84,649	NA
Suite C	NA	$114,636	NA
Warehouse	NA	NA	NA

(1) Each of the leases includes a right on the part of the State of Texas as tenant to terminate the lease based on budgetary restraints.

The fourth leased property held at December 31, 2004 is the Commodore Plaza Shopping Center located in Gulfport, Mississippi and leased to retail establishments. Under those leases, the Company receives fixed monthly rental payments and the tenants are responsible for payment of all property taxes, general liability insurance, utility expenses and maintenance of the interior of their space. All of the leases specify a minimum amount of insurance coverage required to be carried by each tenant in addition to the "all risks" insurance policy for 100% of the replacement value of the property.

The following table summarizes, as of April 1, 2005, the principal terms and significant data regarding each of the tenants of Commodore Plaza Shopping Center:

	OfficeMax	Michaels	Nextel
Lease term	15 Yrs	10 Yrs	5 Yrs
Expiration of primary term	6/03	7/08	3/10
Expiration of current term	7/13	1/09	3/10
Renewal option	4 Options, 5 years each	4 Options, 5 years each	2 Options, 5 years each
Square footage	23,500	19,834	3,181
Base annual rental	$246,756	$178,512	$35,774

DISCONTINUED OPERATIONS

Sale of Austin, Texas Property

On December 15, 2004, the Company completed the sale of its property known as 4719-4735 South Congress in Austin, Texas, consisting of approximately 1.14 acres with improvements, which property was leased by the Company to agencies of the State of Texas. The property was sold to SAGA Building, LLP, an unaffiliated third party. The sale price of the property was $1,200,000, the proceeds of which were applied in full to transaction costs and reduction of the Company’s secured debt. The Company recorded a loss of approximately $37,000, which loss is included in “Gain (loss) from discontinued operations” on the consolidated statements of operations.

Sale of FBO Operations

From their acquisition, between October and December 2002, and their sale in February 2003, the Company operated five FBO properties, consisting of two properties located in Texas, one property located in Colorado, one property located in Arizona and one property located in Wyoming. Each of the FBO properties consisted of physical improvements, generally consisting of offices, hangars and related improvements typically used in conducting airport operations, located on airport property and leased from the airport. The Company’s FBO business included aviation fueling services, aircraft ground services and other aviation services.

On February 27, 2003, the Company completed the sale of all of the assets and operations of its Sterling-Austin Aero, Sterling-Forth Worth Jet Center, Austin Aero FBO, Fort Worth Jet Center, Casper Jet Center and Greeley FBO subsidiaries, comprising all of its FBO properties and operations. The assets and operations sold consisted principally of real estate, permits to conduct fixed base flight support operations for commercial, private, military and government aircraft, facilities improvements, equipment and related assets.

The assets and operations were sold to Trajen Flight Support, L.P., an unaffiliated third party, for a total purchase price of $20.8 million plus an "earn-out" capped at $6 million based on jet fuel sales from the five defined FBO operations over the succeeding three years as compared to certain benchmarks. The purchase price consisted of $11.5 million paid on January 6, 2003 with the balance being paid in full at closing on February 27, 2003. Pursuant to a Settlement Agreement entered into in January 2004, the earn-out provision relating to the Company’s sale to Trajen was terminated.

OPERATING STRATEGY

The Company intends to continue its business of operating and holding real properties for investment and may evaluate the acquisition of aviation related businesses. It will seek to acquire operating businesses that are aviation related including service businesses with the objective to own the business as a subsidiary or as an investment which can generate income under the Company’s management. While it is not a principal objective, the Company may from time to time acquire businesses for investment or development not in the aviation industry. Each potential acquisition and leasing transaction will be evaluated based on the ability to generate sufficient rates of return in excess of the Company’s cost of capital. The Company’s objectives are:

(1) to preserve and protect its capital by the acquisition of income producing businesses or improved real estate properties on an "all cash" basis or where favorable financing is available;
(2) to purchase income-producing businesses and properties at prices that are below appraised values; and
(3) to obtain capital appreciation through increases in the value of its businesses and properties.

There can be no assurance that such objectives can be attained.

PROPERTY MANAGEMENT

The supervision of the operations of the properties is managed principally by management of the Company’s subsidiary, Sterling FBO. Because of the nature of the Company’s properties and the leases on those properties, necessary management functions are limited. If and when needed to supplement the efforts and capabilities of the Company’s management, the Company may retain third-party real estate professionals to provide leasing services in connection with identifying and qualifying prospective tenants, assist in the negotiation of leases, provide periodic financial statements, receive and deposit monthly lease payments, periodically verify tenant payments of real estate taxes and insurance coverage, and periodically inspect properties and tenant records where applicable. Third party real estate professionals, and affiliates providing services in lieu of such real estate professionals, will be compensated for administrative and management services in an amount not to exceed those fees which would be customarily charged in an arms-length transaction by others rendering similar services. The tenants are responsible, at their expense, for day-to-day on-site management and maintenance of the properties.

FINANCING

The Company has no specific guidelines relating to the manner in which it finances the acquisition and operation of businesses or properties. Management intends to seek out, evaluate and select the most favorable financing option available to acquire and operate properties, which options may include, among others: (1) use of available funds on hand; (2) conventional lenders; (3) seller financing; (4) institutional lending sources; and (5) joint venture or similar structures. Debt financing received will typically include the granting of a first lien on assets or a mortgage first lien position on properties financed and require compliance with a variety of standard borrowing covenants.

COMPETITIVE CONDITIONS

The properties the Company owns in Austin, Texas at December 31, 2004 are leased to various agencies of the State of Texas. While those state agencies are not subject to competition, upon the expiration of the leases those agencies may seek out other space to lease. The tenants of the Company’s other retail property in Mississippi have long-term leases with options to extend and upon lease expiration, other competing tenants will be sought. Similarly, properties that the Company may acquire in the future will be subject to risks affecting the tenants and risks that tenants will relocate at the end of the lease term. The real estate rental market in the markets in which the Company operates now and in the future are subject to fluctuations and are affected by local economic conditions. There will typically be a large number of comparable properties that compete with the Company’s properties for tenants. Many property owner/operators may be willing to lease space on terms significantly more favorable to tenants than is the Company, in which case the Company may lose tenants. The Company attempts to mitigate competitive factors by acquiring properties with existing tenants that are financially sound and long-term leases.

EMPLOYEES

As of April 1, 2005, the Company employed one full-time employee/officer of the Company. The Company’s current operations are limited to the acquisition, oversight, collection of lease payments and other administrative functions associated with the ownership of leased properties. In that regard, the Company may, from time to time retain consultants or part-time employees to provide services.

ITEM 2. PROPERTIES

As of April 1, 2005, the Company owned properties that are described more fully under Item 1. “Business - Properties”.

As of April 1, 2005, the Company’s principal offices are located at 1600 Airport Freeway, Suite 370, Bedford, Texas 76022. Those offices are leased from a third party pursuant to a short-term lease at a monthly rent of approximately $1,200. Management believes that its facilities are adequate to support operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

The Company may from time to time be a party to lawsuits incidental to its business. The Company is not aware of any current, pending, or threatened litigation or proceedings that could have a material adverse effect on its results of operations, cash flows or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the period covered in this report to a vote of shareholders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock trades on the Pink Sheets under the symbol “SEQU”.

There is no established trading market in the Company’s common stock and trading therein is sporadic. The last reported price of the Company’s common stock, as of April 1, 2005, was $0.01.

Holders

As of April 1, 2005, there were approximately 42 holders of record of the Company’s common stock.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company’s financial condition as of December 31, 2004, and the Company’s results of operations for the years in the two-year period ended December 31, 2004 and 2003, should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included elsewhere in this report.

Overview

Sterling Equity Holdings, Inc.’s (“Sterling Holdings” or the “Company”) business during the 2004 period included operation of five properties under leases. During the 2003 period, the Company also operated five FBO properties offering aviation fueling services, aircraft ground services and other aviation services. As a result of the disposal of all FBO operations in 2003, all operating results relating to the FBO operations have been reclassified as “discontinued operations” and are reported as a single entry on the Consolidated Statements of Operations. Additionally, on December 15, 2004, the Company completed the sale of its property known as 4719-4735 South Congress, consisting of approximately 1.14 acres with improvements located in Austin, Texas, which property was leased by the Company to agencies of the State of Texas. As a result of this sale, all operating results relating to 4719-4735 South Congress operations have been reclassified as “discontinued operations” and are reported as a single entry on the Consolidated Statements of Operations.

Leased properties held during the 2004 period consisted of four properties located in Austin, Texas, each of which was leased to agencies of the State of Texas under leases in which the tenant pays a fixed monthly rental and a negotiated portion of the operating costs relating to the property. During the 2004 period, the Company also owned one retail property in Gulfport, Mississippi, which is currently leased to retail tenants on a "net lease" basis.

2004 Developments

During the 2004 period, the Company's operations were focused on operation of its existing properties and cost control measures. During the period, the Company was also engaged in efforts to identify and secure opportunities in the aviation industry.

In January 2004, the Company entered into a Settlement Agreement relating to the 2003 sale of FBO properties pursuant to which the $6 million earn-out was terminated and $350,000 was distributed to the Company in full settlement of the contingency escrow.

In April 2004, the Company received $485,000 from the settlement of a lawsuit relating to the Fort Worth Jet Center property that was sold in 2003. The property incurred hail damage to its roof and, in lieu of replacing the roof, the Company's insurer recommended that repairs be made by contractors and used products recommended by the insurer. The repairs performed by the contractor were ineffective. As a result, the Company filed suit against the insurer, the contractor and the product manufacturer. The Company retained the rights under the suit following the sale of the Fort Worth Jet Center property.

In 2004, Sterling REIT sold an existing property on which the Company had a junior lien position granted in connection with the previous settlement of claims regarding amounts advanced to Sterling REIT. In connection with the Company's agreement to release its junior lien, Sterling REIT remitted excess proceeds from the sale, in the amount of $85,000. As amounts owed by Sterling REIT had previously been written off as bad debts, the receipt of the payment was reflected as recovery of a bad debt.

In September 2004, the Company settled a lawsuit with the City of Austin related to property taxes. This resulted in a release of escrowed funds of $222,000 established in the sale of assets in 2002. This amount is included in “other income” on the Consolidated Statements of Operations.

In December 2004, the Company completed the sale of its property known as 4719-4735 South Congress, consisting of approximately 1.14 acres with improvements located in Austin, Texas, which property was leased by the Company to agencies of the State of Texas. The property was sold to SAGA Building, LLP, an unaffiliated third party. The sale price of the property was $1,200,000 in cash. The sales proceeds were used to reduce existing indebtedness of the Company's properties.

Critical Accounting Policies

The following describes the critical accounting policies used in reporting the Company’s financial condition and results of operations. In some cases, accounting standards allow more than one alternative accounting method for reporting. In those cases, reported results of operations would be different should the Company employ an alternative accounting method.

Impairment of Long-Lived Assets

The Company reviews all long-lived assets on a regular basis to determine if there has been impairment in the value of those assets. If, upon review, it is determined that the carrying value of those assets may not be recoverable, the Company will record a charge to earnings and reduce the value of the asset on the balance sheet to the amount determined to be recoverable.

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

Based on the Company’s review of present operating properties and other long-lived assets, during the fiscal year ended December 31, 2004, the Company recorded no impairments of long-lived assets.

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

Based on the Company’s review of the ability of tenants to pay required rental payments, no allowance for tenant credit losses were established as of December 31, 2004.

Results of Operations

Revenue

Revenue totaled $1,150,455 during the year ended December 31, 2004 as compared to $1,144,808 during the year ended December 31, 2003. All revenue was derived from the leases of the four properties owned and operated by the Company at December 31, 2004. Base rental amounts are fixed by contract subject to contractual escalation provisions and obligations of tenants to pay certain operating expenses associated with the properties. Estimated minimum annual rental payments to the Company, after giving effect to the sale of a property in December 2004, for the current leased properties are approximately $960,000 annually through 2006 and decrease thereafter.

Real Estate Operating Expenses

Real estate operating expenses are costs associated with the ownership and operation of rental properties. Principal rental operating expenses consist of interest, taxes, depreciation and professional and consulting fees. Real estate operating expenses totaled $1,927,555 during the year ended December 31, 2004 as compared to $2,118,981 during the same period in 2003. The reduction in real estate operating expenses reflects a reduction in interest, taxes, professional and consulting and depreciation and amortization, partially offset by increases in repairs and maintenance expense and in other expenses. The decline in interest expense was attributable to the consolidation of three separate mortgage notes into one with more favorable interest terms while the decline in property taxes was attributable to interest and penalties paid in 2003 for late payment of property taxes for prior years.  Professional and consulting fees decreased 7% during 2004 as compared to 2003 reflecting a reduction of costs associated with bringing the Company's public company reports current, but still remained at high levels due to ongoing efforts to bring delinquent reports current and costs associated with settling various disputes. Professional and consulting fees in 2004  included accounting fees of $141,339, legal fees of $193,290 and management fees and other consulting fees of $186,661, which amount includes $180,000 paid to Mr. Mathew, the Company's President. The Company anticipates that professional fees will be substantially reduced in 2005 with completion of various settlements and efforts to bring reports current. The increase in other expense reflects certain recurring office and general and administrative expenses which were included in discontinued operations during 2003.

Other Operating Expenses

Other operating expenses related to penalties due the IRS for unpaid income taxes totaling $55,491 and bad debts totaling $87,196 during the year ended December 31, 2004, compared to $1,694,264 of bad debts during the same period in 2003. Bad debt expense for both periods relate to funds advanced to Sterling REIT, an affiliated shareholder of the Company, in connection with the payment of certain expenses relating to properties to be transferred from Sterling REIT to the Company. The properties in question were never transferred to the Company. In 2004, pursuant to the terms of a Settlement Agreement, Sterling REIT pledged substantially all of its assets to the Company to secure repayment of amounts advanced by the Company. Based on an evaluation by management, all advances made to Sterling REIT at December 31, 2003 were determined to be uncollectible. During April 2005, the Company foreclosed and cancelled 11,320,007 shares of its common stock owned by Sterling REIT and pledged to the Company to secure repayment of advances to Sterling REIT by the Company totaling $2,553,261.

Other Income

Other income, consisting of interest, recovery of bad debts, settlement of lawsuits and other income, totaled $833,919 during the year ended December 31, 2004 as compared to $47,175 during the same period in 2003. The increase in other income related to a recovery of bad debts of $85,000, receipt of settlement proceeds from two lawsuits of $707,000 and receipt of other miscellaneous income of $22,431 during the 2004 period, partially offset by a reduction in interest income from $47,175 in 2003 to $19,488 in 2004.

Income Taxes

Income tax expense of $53,178 was recorded during the 2004 period as compared to an income tax benefit of $811,290 during the 2003 period. The deferred income tax benefit during the 2003 period reflected the net operating losses for the period and the gain from discontinued operations.

Discontinued Operations

As a result of the sale of all FBO operations in 2003, all revenue and expenses relating to those operations was classified as discontinued operations and was recorded, net of a gain arising from the sale, as a net amount. During the 2003 period, the Company recorded a gain from discontinued operations of $3,199,334, including a gain on the sale of the FBO operations of $3,632,981. As a result of the sale of its property known as 4719-4735 South Congress in Austin, Texas, the Company recorded a loss from discontinued operations of $139,284 and $102,161 for the years ended December 31, 2004 and 2003, respectively.

The Company also recorded a tax provision of $1,339,144 in the 2003 period in connection with the discontinued FBO operations and a tax benefit of $47,356 in the 2004 period in connection with the sale of its 4719-4735 South Congress property.

Liquidity and Capital Resources

Cash and Working Capital Position

At December 31, 2004, the Company had cash balances in non-restrictive accounts of $214,058 and a working capital deficit of approximately $5,079,177 as compared to cash balances in non-restrictive accounts of $3,695 and a working capital deficit of approximately $706,397 at December 31, 2003. Included in the working capital balance at December 31, 2004 was $201,346 of restricted cash held in trust by the lender on the Austin, Texas properties to assure compliance with financial ratios under the loan pending the leasing of vacant office space. The note on the three Austin buildings has normal covenants regarding liquidation, merger, sale of assets, indebtedness, transfer of ownership, payment of dividends and other restrictions. The note also has a “debt service coverage ratio" as defined in the note agreement and reporting requirements. At December 31, 2004, the Company was in default of the debt service coverage ratio and received a verbal waiver of this covenant until September 30, 2005. The entire amount of this note, which is due on March 27, 2006, has been classified as a current liability on the balance sheet. The Company is currently seeking alternative financing to retire this note and extend the due date.

At December 31, 2003, working capital balances included $759,947 of restricted cash reserved pursuant to the terms of a $750,000 line of credit. An additional $140,809 was held in escrow at December 31, 2004 and $107,540 was held in escrow at December 31, 2003 by the lender for the Commodore Plaza Shopping Center in Gulfport, Mississippi.

During the year ended December 31, 2004, the Company entered into a settlement agreement relating to certain disputes arising in connection with the sale of the FBO properties. Pursuant to that settlement, the Company released to the purchaser of the FBO properties the amount in escrow other than $350,000 that the Company retained.

During the year ended December 31, 2004, the Company also received $485,000 from the settlement of a lawsuit retained following the sale of the FBO properties, $222,000 from settlement of a lawsuit with the City of Austin relating to taxes owing on the Austin FBO properties and $85,000 was recovered that had previously been written off as a bad debt.

During the year ended December 31, 2004, a $750,000 certificate of deposit, comprising substantially all of the restricted cash balance, was released to settle a $750,000 line of credit.

During the year ended December 31, 2004, the Company borrowed $175,000 from a bank. The note was due February 16, 2005, payable in monthly installments of $15,027 including interest of 5.5% per annum, however the bank could call the note at any time. The note was guaranteed by an officer of the Company. In May 2004, the Company borrowed $300,000 from the same bank. The note was due June 5, 2005 with an interest rate of 5.5% and interest only was due for the first three months. Starting the fourth month, nine monthly installments of $30,773, including interest, were due; however the bank could call the note at any time. The note was guaranteed by an officer of the Company. Approximately $147,000 of this loan was used to pay off the loan incurred in February 2004 at the same bank and the Company repaid the $300,000 note with the proceeds from the sale of its Austin, Texas property in December 2004.

Cash Flows

Operations provided $124,257 of cash during the year ended December 31, 2004, as compared to $2,381,533 of cash used in operations during the year ended December 31, 2003. The improvement in operating cash flows during the 2004 period was a result of reduced expenses during the current period and the incurrence of bad debt expense of $1,688,288 during the 2003 period.

Investing activities provided cash of $20,619 during the 2004 period, relating to the sale of the Austin, Texas property. Investing activities provided $1,369,819 of cash during the 2003 period. The cash provided by investing activities during the 2003 period related to the receipt of net proceeds from the sale of discontinued operations, partially offset by the use of a certificate of deposit to secure a line of credit and investments in leasehold improvements.

Financing activities provided $65,487 of cash during the year ended December 31, 2004, and provided $539,564 of cash during the 2003 period. Cash provided by financing activities during the 2004 period related principally to proceeds received under the line of credit and borrowings. The cash provided by financing activities during the 2003 period related to proceeds from a line of credit, partially offset by payments on mortgages and notes payable.

Long-Term Debt

At December 31, 2004, the Company had long-term debt, consisting of real estate notes payable, of $3,979,676 as compared to $9,632,435 of long-term debt at December 31, 2003. The reduction in long-term debt during 2004 was attributable to regular scheduled debt service payments, the payoff of a mortgage note with the sale of its Austin, Texas property in 2004 and the classification as “Current portion - notes payable” of the loan on its Austin, Texas properties as a result of the Company being in default of the debt service coverage ratio. The Company received a verbal waiver of this ratio until September 30, 2005. The Company is currently seeking alternative financing to retire this note and extend its due date. This note is secured by a first lien position on the Company’s Austin, Texas real estate.

The long-term indebtedness at December 31, 2004 was comprised of one loan on the Company's Gulfport, Mississippi property, which is secured by a first lien position on the Company's Gulfport, Mississippi real estate.

Financial Commitments and Requirements

The Company's principal financial commitments and requirements relate to funding operational deficits, if any, overhead and servicing debt on Company real estate.

The Company’s only material contractual obligations requiring determinable future payments on its part are its notes payable secured by real estate. Scheduled debt service payments on real estate notes, excluding debt relating to assets held for sale, at December 31, 2004 are as follows:

Years Ending December 31,	Amounts
2005	$5,007,717
2006	41,821
2007	45,106
2008	47,803
2009	52,401
Thereafter	3,752,545
Total	$8,947,393

Due from Affiliates

Due from affiliates, totaling $65,289, represents amounts owed to the Company by Sterling REIT. The amounts due from Sterling REIT represent rents previously collected by Sterling REIT and belonging to the Company and amounts advanced by the Company to Sterling REIT to facilitate the sale by Sterling REIT of various properties with the agreement that Sterling REIT will repay all amounts owed to the Company from the proceeds of the sale of the properties.  The due from affiliates owed by Sterling REIT was repaid in full in 2005.

Inflation

Inflation has historically not had a material effect on the Company’s operations. Each of its leases includes escalation provisions based on cost-of-living increases. Accordingly, the Company believes inflation will not have a material adverse effect on its future operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (SFAS 123R). This statement revises SFAS No. 123, supersedes APB No. 25, and requires companies to recognize the cost of employee stock options and other awards of stock-based compensation based on the fair value of the award as of the grant date. The effective date of this pronouncement is as of the beginning of the first interim or annual period that begins after June 15, 2005. The adoption of FASB No. 123R will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB published the following two final FASB Staff Positions, effective immediately. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," giving guidance on applying FASB Statement No. 109, Accounting for Income Taxes, to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004. FAS 109-2 "Accounting and Disclosure Guidance for that Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" provides guidance on the Act's repatriation provision. The Company does not believe that the adoption of FAS 109-1 or FAS 109-2 will have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2004, the FASB Emerging Issues Task Force, or EITF, reached a consensus in applying the conditions in Paragraph 42 of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations" (EITF 03-13). Evaluation of whether operations and cash flows have been eliminated depends on whether (1) continuing operations and cash flows are expected to be generated, and (2) the cash flows, based on their nature and significance, are considered direct or indirect. This consensus should be applied to a component that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The Company does not believe that the adoption of EITF 03-13 will have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—An Amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company does not believe the adoption of SFAS No. 151 will have a material impact on the consolidated financial position, results of operations and cash flows.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Sterling Equity Holdings, Inc. and Subsidiary
Bedford, Texas

We have audited the accompanying balance sheets of Sterling Equity Holdings, Inc. and Subsidiary, as of December 31, 2004 and 2003 and the related consolidated statements of operations, shareholders’ deficit and cash flows for the two years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Equity Holdings, Inc. and Subsidiary as of December 31, 2004 and 2003, and the results of its operations and cash flows for the two years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has cash flow problems. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                Thomas Leger & Co., L.L.P.
Houston, Texas
March 22, 2005

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Current assets:
Cash	$214,058	$3,695
Cash in restricted accounts	201,346	759,947
Accounts receivable	35,692	441,098
Prepaid items and other	30,249	42,921
Total current assets	481,345	1,247,661
Investment in real estate:
Land, improvements and leaseholds	9,077,316	10,264,212
Accumulated depreciation	(2,740,269)	(2,711,243)
	6,337,047	7,552,969
Land	1,258,643	1,389,420
Net investment in real estate	7,595,690	8,942,389
Other assets:
Goodwill	647,043	908,523
Deferred financing costs, net of amortization of $72,047 and $79,643 at December 31, 2004 and 2003, respectively	133,902	175,054
Due from affiliates	65,289	--
Escrowed funds	140,809	107,540
Total other assets	987,043	1,191,117
Total assets	$9,064,078	$11,381,167

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable, trade	$41,938	$191,233
Accrued liabilities	202,041	438,008
Income taxes payable	307,912	253,000
Line of credit	--	750,000
Current portion - notes payable	5,007,717	279,152
Other notes payable	914	42,665
Total current liabilities	5,560,522	1,954,058
Long-term debt	3,939,676	9,632,435
Commitments and contingencies (Note 11)
Shareholders' equity (deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued	--	--
Common stock, $.001 par value, 70,000,000 shares authorized, 39,655,068 shares issued and outstanding
at December 31, 2004 and 2003	39,655	39,655
Additional paid-in capital	607,163	607,163
Accumulated deficit	(1,082,938)	(852,144)
Total shareholders’ deficit	(436,120)	(205,326)
Total liabilities and shareholders' deficit	$9,064,078	$11,381,167

See accompanying notes to consolidated financial statements.

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Twelve Months Ended
	December 31,
	2004	2003

Rental revenue	$1,150,455	$1,144,808

Real estate operating expenses:
Interest expense	575,228	666,707
Real estate taxes	163,650	197,596
Depreciation and amortization	455,976	565,409
Repairs and maintenance	43,449	34,353
Utilities	18,703	18,763
Professional and consulting fees	514,331	556,310
Other	156,218	79,843
Total real estate operating expenses	1,927,555	2,118,981
Penalties	55,491	--
Bad debt expense	87,196	1,694,264
Total operating expenses	2,070,242	3,813,245

Other income:
Interest income	19,488	47,175
Recovery of bad debts	85,000	--
Settlement of lawsuits	707,000	--
Other	22,431	--
Total other income	833,919	47,175
Loss before income taxes	(85,868)	(2,621,262)
Benefit (provision) for income tax expense	(53,178)	811,290
Net loss from continuing operations	(139,046)	(1,809,972)

Discontinued operations:
Gain (loss) from discontinued operations, including loss of $37,015 in 2004 and gain
of $3,632,981 in 2003 from disposition	(139,104)	3,199,334
Benefit (provision) for income tax expense	47,356	(1,339,144)
Net gain (loss) from discontinued operations	(91,748)	1,860,190
Net income (loss)	$(230,794)	$50,218

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.01)	$(0.05)
Gain (loss) from discontinued operations	--	0.05
Net income (loss) per share	$(0.01)	$--

Weighted average number of common shares outstanding:
Basic and diluted	39,655,068	39,655,068

See accompanying notes to consolidated financial statements.

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD JANUARY 1, 2003 THROUGH DECEMBER 31, 2004

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balances January 1, 2003	39,655,068	$39,655	$607,163	$(902,362)	$(255,544)
Net income	--	--	--	50,218	50,218
Balances December 31, 2003	39,655,068	39,655	607,163	(852,144)	(205,326)
Net loss	--	--	--	(230,794)	(230,794)
Balances December 31, 2004	39,655,068	$39,655	$607,163	$(1,082,938)	$(436,120)

See accompanying notes to consolidated financial statements.

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
Cash flows from operating activities:
Net income (loss)	$(230,794)	$50,218
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	507,897	645,677
Expenses paid directly from new borrowings	--	140,801
Gain from settlement of law suit	(200,000)	--
Gain from settlement of notes payable	(12,300)	--
(Gain) loss from discontinued operations	37,015	(3,379,557)
Changes in assets and liabilities:
Accounts receivable	405,406	(375,094)
Prepaid items and other	12,672	(20,937)
Other assets	--	177,402
Due from affiliates	(65,289)	--
Accounts payable	(149,295)	37,854
Income taxes payable	54,912	253,000
Accrued liabilities	(235,967)	89,103
Net cash provided by (used in) operating activities	124,257	(2,381,533)

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	--	2,142,566
Payment of closing expenses from sale of property	45,287	--
Certificate of deposit for security line of credit	--	(759,947)
Decrease in restricted cash	8,601	--
Increase in escrowed funds	(33,269)	--
Land, building and improvements	--	(12,800)
Net cash provided by investing activities	20,619	1,369,819

Cash flows from financing activities:
Proceeds from borrowings, net of repayments	40,487	--
Repayment of mortgage and other notes payable	--	(210,436)
Proceeds from line of credit	25,000	750,000
Net cash provided by financing activities	65,487	539,564

Net increase (decrease) in cash	210,363	(472,150)
Cash and cash equivalents, beginning of year	3,695	475,845
Cash and cash equivalents, end of year	$214,058	$3,695

Supplemental cash flow disclosures:
Interest paid	$649,917	$522,222
Income taxes paid	16,900	--
Supplemental non-cash disclosures:
Certificate of deposit used to pay line of credit	750,000	--
Cash proceeds from sale of assets deposited into
Cash proceeds from sale of assets deposited into affiliate’s bank account	--	363,620
Proceeds from sale of assets	--	16,398,850
Liabilities liquidated with proceeds from asset sales	--	(16,398,850)
Increase in notes payable	--	228,828
Increase in loan costs	--	73,851
New borrowings used to pay existing notes payable	--	5,741,172
Decrease in goodwill	--	109,194

See accompanying notes to consolidated financial statements.

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. HISTORY AND DEVELOPMENT OF THE COMPANY

Sterling Equity Holdings, Inc. (the “Company”) was chartered as BlueStar Leasing, Inc. (”BLS”) in January 2001 and in March 2003 the name was changed with a charter amendment. In July 2002, the majority shareholders of BLS reached an agreement with the shareholders of Sterling FBO Holdings, Inc. (“SFBO”). The Company exchanged its stock with the shareholders of SFBO resulting in SFBO becoming a wholly-owned subsidiary of the Company. SFBO, a Nevada corporation, was formed in May 2002 to acquire, own and operate income producing real estate and airplane service operations.

The exchange, completed through a series of stock for stock exchanges between BLS and SFBO, commenced at the close of business on September 25, 2002, and was completed on December 30, 2002. At the time of the September 25, 2002 stock exchange, SFBO owned interests in, and operated, four office facilities that were leased to state governmental units located in Austin, Texas. SFBO acquired these interests from Sterling REIT, Inc., (“SRI”) and other affiliated parties in exchange for shares of common stock. SFBO owns 100% interest in three of the office facilities and approximately 89% in one of the office facilities. These facilities are hereinafter referred to as the “Austin Properties”. This acquisition was accounted for as a purchase. Contemporaneously with that acquisition, SFBO exchanged 100% of its then outstanding common shares, on a share for share basis, for 5,638,334 common shares of BLS.

In a series of transactions consummated during the period between October 30, 2002 and December 30, 2002, the Company exchanged shares of its common stock for a 100% interest that SFBO had acquired or exchanged common stock for outstanding stock of a corporation in five private aircraft flight service organizations and the real estate and operating licenses associated with each. Such service organizations are generally referred to as Fixed Base Operations or “FBO’s.”

SFBO acquired these FBO’s from SRI and affiliated shareholders for common stock in three planned separate transactions occurring in October, November and December of 2002. Those shareholders then immediately traded common shares, on a one for one basis, for common stock of BLS, except for the December 30, 2002 acquisition of operations in Fort Worth, Texas. For the December 30, 2002 acquisition, the Company exchanged its stock for the outstanding stock of Ft. Worth Jet Center, Inc. resulting in it becoming a wholly owned subsidiary of the Company. The acquisition of the five FBO’S was treated as a purchase as of the various effective dates, with its assets and obligations recorded at their fair value.

On October 28, 2002, the Company acquired Commodore Plaza, Ltd, a limited partnership for an aggregate of 2,000,000 shares of its common stock. Commodore Plaza, Ltd. was acquired from four shareholders, each of which may be deemed to be affiliates of the Company by reason of the holdings of common stock. Commodore Plaza, Ltd. owns the Commodore Plaza Shopping Center in Gulfport, Mississippi which leases retail-shopping space to two major tenants on a net lease basis. The acquisition was accounted for as a purchase with its assets and obligations recorded at their fair value.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Critical Accounting Policies - The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

a)	Acquired Companies

The Company has fully implemented Statement of Financial Accounting Standards No. 141 “Business Combinations”. As required by that standard, all acquired companies and properties were accounted for utilizing the “purchase method” of accounting and the fair value of the assets received and obligations assumed was the valuation basis for recording these transactions.

The assets acquired and the liabilities assumed were recorded at their fair values as of the closing dates of the transactions. Additionally, in accordance with the rules of the Securities and Exchange Commission, the recorded fair value was not in excess of the “cash cost” of assets acquired from affiliated parties. The acquired companies’ results of operations are included in the consolidated statement of operations from the closing date of their acquisition.

b)	Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c)	Fair Value of Financial Instruments

Financial instruments that are subject to fair disclosure requirements are carried in the financial statements at amounts that approximate fair value and include cash and cash equivalents, accounts receivable and accounts payable. Fair values are based on assumptions concerning the amount and timing of estimated cash flows and assumed discount rates reflecting varying degrees of perceived risk.

d)	Long-lived Assets

The Company reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. As of December 31, 2004, the Company has not identified any such impairment losses.

e)	Comprehensive Income (Loss)

Comprehensive income is defined as all changes in shareholders’ equity, exclusive of transactions with owners, such as capital instruments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, changes in market value of certain investments in securities and certain changes in minimum pension liabilities. The Company’s comprehensive loss was equal to its net loss for the year ended December 31, 2004, and comprehensive income was equal to its net income for the year ended December 31, 2003.

f)	Discontinued Operations

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, effective for financial statements issued for fiscal years beginning after December 15, 2001, the results of operations and gain from the sale of the Company’s FBO entities sold in 2003 are reflected in the consolidated statements of operations as “Gain (loss) from discontinued operations” for the year ended December 31, 2003.

The results of operations and loss from the sale of the Company’s property known as 4719-4735 South Congress in 2004 are reflected in the consolidated statements of operations as “Gain (loss) from discontinued operations” for the years ended December 31, 2004 and 2003.

g)	Real Estate and Depreciation

Costs incurred for the acquisition, development, construction and improvement of real properties, as well as significant renovations and betterments to the properties, are capitalized.  Maintenance and repairs are charged to expense as incurred. Depreciation and amortization expense for the years ended December 31, 2004 and 2003, was $455,976 and $565,409, respectively.

Amounts included under the caption land, improvements and leaseholds on the consolidated balance sheets include the cost of the land fee interest, the land improvements, the leasehold improvements paid for tenants and are depreciated on the straight-line method over their estimated useful lives of 15 to 20 years.

The Company’s rental properties are individually evaluated for impairment when conditions exist that may indicate that it is probable that the sum of their expected future cash flows (over the anticipated holding period on an undiscounted basis) is less than its historical net cost carrying value. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time the Company has a commitment to sell the property and/or is actively marketing the property for sale. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

The Company evaluated for impairment its four remaining properties as of December 31, 2004, and has determined no impairment is warranted.

h)	Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and held in banks in unrestricted accounts. The Company considers all liquid investments with an original maturity date of three months or less to be cash equivalents.

i)	Restricted Cash

Restricted cash consists of a $200,000 certificate of deposit which has been placed in trust with Plains Capital Bank to fulfill the loan ratio covenant of the mortgage agreement with the bank. The bank orally agreed to release the certificate of deposit when vacant office space in one of the Austin, Texas buildings has been rented.

j)	Escrowed Funds

Escrowed funds primarily consist of amounts held by lenders to provide for future real estate tax expenditures and tenant improvements.

k)	Rental Revenue Recognition

Rental revenue is recognized on a straight-line basis over the term of the lease. The Company establishes, on a current basis, an allowance for future potential tenant credit losses that may occur against this account. The Company has not established such an allowance.

l)	Deferred Financing Costs

Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements. Unamortized deferred financing costs are expensed when the associated debt is refinanced before maturity. Costs incurred in seeking financial transactions, which do not close, are expensed in the period incurred. The amortization of loan costs for the years ended December 31, 2004 and 2003, was $41,152 and $174,941, respectively.

m)	Goodwill

The Company has adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." The adoption of FAS 142 requires an initial impairment assessment involving a comparison of the fair value of goodwill to current carrying value. Goodwill represents the excess of cost over the fair value of net assets acquired and is not amortized. The Company performs tests for impairment of goodwill annually or more frequently if events or circumstances indicate it may be impaired. Such tests include comparing the fair value of a reporting unit with its carrying value, including goodwill. Impairment assessments are performed pursuant to appropriate guidance.

The Company’s recorded goodwill is associated with the acquisition of the three office facilities in Austin, Texas. This goodwill represents the difference between the net assets and liabilities acquired in exchange for Company common stock. None of the recorded goodwill is deductible for tax purposes. As of December 31, 2004, the Company had goodwill of $647,043 related to the remaining office facilities in Austin, Texas.

The Company performed an impairment test of its three Austin, Texas properties as of December 31, 2004, and determined an impairment was not warranted.

n)	Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its tenants. The allowance for non-collection of accounts receivable is based upon the expected collection of all accounts receivable. As of December 31, 2004, the Company did not have an allowance for uncollectible accounts receivable.

The Company does not rely on any one vendor or supplier for its raw materials and management believes that alternative suppliers are available that could provide for the Company's needs on comparable terms.

The Company’s three office and shop facilities in Austin, Texas are leased to various State of Texas governmental units. Such leases are subject to short-term cancellation upon the occurrence of adverse state budgetary reductions.

o)	Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Temporary differences in financial and tax bases giving rise to deferred tax assets and liabilities include fixed assets, certain accrued liabilities and net operating loss carry forwards. The provision for income taxes includes the amount of income taxes for the year that would be paid by the Company without its net operating loss carry forwards, as determined by applying the provisions of the current tax law to taxable income for the year; and the net change during the year in the Company's deferred tax assets and liabilities. In determining the amount of any valuation allowance required to offset deferred tax assets, an assessment is made that includes anticipating future income and determining the likelihood of realizing deferred tax assets.

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

p)	Advertising

Advertising costs are expensed as incurred and for the year ended December 31, 2004 was $325 and there were no advertising expenses incurred in the year ended December 31, 2003.

q)	Earnings Per Share

The Company computes net income (loss) per share pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share”. Basic net income or loss per share is computed by dividing income or loss applicable to common shareholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted net income per share is determined in the same manner as basic net income per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and dilutive conversion of the Company’s convertible debt and preferred stock.

During the years ended December 31, 2004 and 2003, there were no stock options or warrants outstanding, no convertible debt outstanding and no preferred stock outstanding.

r)	Consolidation and Basis of Presentation

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated.

s)	Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has suffered recurring losses from operations and is experiencing cash flow problems. This raises questions as to the ability of the Company to continue as a going concern. The Company has been reducing expenses and is developing a strategy to provide sufficient capital through possible sales of assets and other means.

t)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (SFAS 123R). This statement revises SFAS No. 123, supersedes APB No. 25, and requires companies to recognize the cost of employee stock options and other awards of stock-based compensation based on the fair value of the award as of the grant date. The effective date of this pronouncement is as of the beginning of the first interim or annual period that begins after June 15, 2005. The adoption of FASB No. 123R will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB published the following two final FASB Staff Positions, effective immediately. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," giving guidance on applying FASB Statement No. 109, Accounting for Income Taxes, to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004. FAS 109-2 "Accounting and Disclosure Guidance for that Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" provides guidance on the Act's repatriation provision. The Company does not believe that the adoption of FAS 109-1 or FAS 109-2 will have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2004, the FASB Emerging Issues Task Force, or EITF, reached a consensus in applying the conditions in Paragraph 42 of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations" (EITF 03-13). Evaluation of whether operations and cash flows have been eliminated depends on whether (1) continuing operations and cash flows are expected to be generated, and (2) the cash flows, based on their nature and significance, are considered direct or indirect. This consensus should be applied to a component that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The Company does not believe that the adoption of EITF 03-13 will have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—An Amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company does not believe the adoption of SFAS No. 151 will have a material impact on the consolidated financial position, results of operations and cash flows.

Reclassifications - The accompanying consolidated financial statements for the prior year contain certain reclassifications to conform with current year presentation.

NOTE 3. SALE OF DISCONTINUED OPERATIONS

On December 15, 2004, the Company completed the sale of its property known as 4719-4735 South Congress in Austin, Texas, consisting of approximately 1.14 acres with improvements, which property was leased by the Company to agencies of the State of Texas. The property was sold to SAGA Building, LLP, an unaffiliated third party. The sale price of the property was $1,200,000, the proceeds of which were applied in full to transaction costs and reduction of the Company’s secured debt. Included in the loss from the sale is $261,480 of goodwill associated with this building. The Company recorded a loss of approximately $37,000, which loss is included in “Gain (loss) from discontinued operations” on the consolidated statements of operations.

Following are the results of operations of the property known as 4719-4735 South Congress included in the consolidated statements of operations for the years ended December 31, 2004 and 2003.

	2004	2003

Revenue	$75,872	$87,113
Cost of revenue	178,141	189,274
Loss before sale of asset	(102,269)	(102,161)
Loss on sale of asset	(37,015)	--
Loss from discontinued operations before income taxes	$(139,284)	$(102,161)

On January 6 and February 27, 2003, the Company completed the sale of its FBO’s in Fort Worth and Austin, Texas; Casper, Wyoming; Tucson, Arizona; and Greeley, Colorado for approximately $20,787,000 in cash and liquidation of debts and an “earn-out” of up to $6,000,000 in future revenues in excess of a specified base.

Under the terms of the sale, the Company agreed to liquidate outstanding liabilities and obligations associated with the FBO operations and properties. Consequently, the Company paid creditors approximately $17,476,000, established an escrow fund of $589,000, to satisfy potential claims and obligations, and deposited approximately $2,556,000 in the bank.

On January 20, 2004, the Company and the purchaser entered into a “Settlement Agreement and Mutual Release” to resolve the disputes, lawsuits and arbitration demands arising out of the Purchase Agreements and the Escrow Agreement relating to the transaction for the sale and transfer of the FBO assets. Included in the settlement was the termination of the $6,000,000 “earn out”, termination of the escrow fund of $589,000 by disbursing $350,000 to the Company in 2004 and various other matters.

The sale resulted in a financial gain before income taxes of approximately $3,633,000, and a federal income tax gain of approximately $6,127,000. The financial gain on the sale of discontinued operations includes approximately $5,504,000 of goodwill.

Following are the results of operations of acquired FBO’s included in the consolidated statements of operations for the year ended December 31, 2003.

Revenue	$1,593,111
Cost of revenue	1,012,934
General and administrative expenses	911,664
Total costs and expenses	1,924,598
Loss from discontinued operations before income taxes	$(331,487)

NOTE 4. OTHER INCOME

Settlement of Lawsuits

In April 2004, the Company received $485,000 from the settlement of a lawsuit relating to the Fort Worth Jet Center property that was sold in 2003. The property incurred hail damage to its roof and, in lieu of replacing the roof, the Company's insurer recommended that repairs be made by contractors and used products recommended by the insurer. The repairs performed by the contractor were ineffective. As a result, the Company filed suit against the insurer, the contractor and the product manufacturer. The Company retained the rights under the suit following the sale of the Fort Worth Jet Center property.

In September 2004, the Company settled a lawsuit with the City of Austin, Texas related to property taxes. This resulted in a release of escrowed funds of $222,000 established in the sale of assets in 2002. This amount is included in other income.

Recovery of Bad Debts

In 2004, Sterling REIT sold an existing property on which the Company had a junior lien position granted in connection with the previous settlement of claims regarding amounts advanced to Sterling REIT. In connection with the Company's agreement to release its junior lien, Sterling REIT remitted excess proceeds from the sale, in the amount of $85,000. As amounts owed by Sterling REIT had previously been written off as bad debts, the receipt of the payment was reflected as a recovery of bad debt.

NOTE 5. DUE FROM AFFILIATES

Due from affiliates represents amounts owed to the Company by Sterling REIT. The amounts due from Sterling REIT represent rents previously collected by Sterling REIT and belonging to the Company and amounts advanced by the Company to Sterling REIT to facilitate the sale by Sterling REIT of various properties with the agreement that Sterling REIT will repay all amounts owed to the Company from the proceeds of the sale of properties. This amount due from affiliates was collected in full in 2005.

NOTE 6. RELATED PARTY TRANSACTIONS

All of the Company’s subsidiaries and acquired assets were, prior to their acquisition, owned and managed by one or more of the current major shareholders of the Company. Historically, all of the entities were partnerships or limited liability companies that passed their profits or losses through to the owners. The original four Austin and Gulfport, Mississippi properties had recorded liabilities and obligations greater than their recorded assets. This asset deficiency was recorded as an intangible asset and is included on the balance sheet as goodwill for the three remaining Austin properties in the amount of $647,043 as of December 31, 2004.

During the year ended December 31, 2003 and for the period from inception (September 25, 2002) to December 31, 2002, Sterling REIT, Inc., (“SRI”), a major shareholder, on behalf of the Company, received income from Austin buildings and paid the expenses and note payments for the same buildings. In addition, proceeds received from refinancing assets and cash was advanced to SRI by the Company. Expenses of the Company were paid by SRI on behalf of the Company. The net of these cash transactions amounted to $1,693,151 and $686,142 for the year ended December 31, 2003 and for the period from inception (September 25, 2002) to December 31, 2002, respectively. These amounts were written off as bad debts by the Company during the year ended December 31, 2003. (See Note 7 - Advances to a Principal Shareholder).

The Company paid a management fee of $180,000 to a major shareholder, who is the current President, during the year ended December 31, 2004 and paid a management fee of $174,000 to the same major shareholder and a consulting fee to another major shareholder of $7,500 during the year ended December 31, 2003.

NOTE 7. ADVANCES TO A PRINCIPAL SHAREHOLDER

On January 13, 2004, new management and a new Board of Directors were appointed.

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

Based on the initial findings of the new management team, the Company and SRI entered into a Settlement Agreement pursuant to which SRI delivered to the Company a Promissory Note evidencing the obligation of SRI to pay the amounts advanced by the Company and a Pledge Agreement, Security Agreement and multiple Deeds of Trust securing repayment of the note with substantially all of the assets of SRI and 11,320,007 shares of Company common stock owned by SRI.  (See Note 12 - Subsequent Events).

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

NOTE 8. REAL ESTATE, OTHER NOTES PAYABLE AND LINE OF CREDIT

Real Estate Notes Payable - The real estate notes payable, collateralized by the respective properties and assignment of leases, at December 31, 2004 and 2003 are as follows:

	December 31,
Property and Note Description	2004	2003

Commodore Plaza - Gulfport, Mississippi: First lien note dated October 28, 2002, with interest at 7.48%, monthly installments of $28,263 including principal and interest and due in full November 1, 2012	$3,978,452	$4,013,588
Three Austin Buildings - Austin, Texas: First lien bearing interest at 5.5% with thirty-five monthly installments of $41,067 including principal and interest starting July 5, 2003 and a final payment on March 27, 2006	4,968,941	5,897,999
Total real estate notes	8,947,393	9,911,587
Less current maturities of long-term debt	(5,007,717)	(279,152)
Long-term debt	$3,939,676	$9,632,435

The note on the three Austin buildings has normal covenants regarding liquidation, merger, sale of assets, indebtedness, transfer of ownership, payment of dividends and other restrictions. The note also has a “debt service coverage ratio, as defined in the note agreement and reporting requirements. At December 31, 2004, the Company was in default of the debt service coverage ratio and received a verbal waiver of this covenant until September 30, 2005. The entire amount of this note, which is due on March 27, 2006, has been classified as a current liability on the balance sheet. The Company is currently seeking alternative financing to retire this note and extend the due date.

At December 31, 2004, the net carrying value of the properties collateralizing the real estate notes was $7,595,690. The real estate note secured by the three Austin buildings is guaranteed by shareholders of the Company.

Principal Maturities - Combined aggregate principal maturities of real estate and other notes payable, as of December 31, 2004, are as follows:

Years Ending December 31,	Amounts
2005	$5,007,717
2006	41,821
2007	45,106
2008	47,803
2009	52,401
Thereafter	3,752,545
Total	$8,947,393

Line of Credit - The Company had a $750,000 line of credit which was due March 6, 2004 with interest at 4.25% and was secured by a certificate of deposit in the amount of $759,946, which was shown as restricted cash on the balance sheet at December 31, 2003. This line of credit was subsequently repaid during 2004.

Other Notes Payable - During May 2004, the Company borrowed $300,000 from a bank. The note was due June 5, 2005, with an interest rate of 5.5% and interest only was due for the first three months. The note was repaid during 2004. As of December 31, 2004, the Company does not have any material other notes payable.

NOTE 9. RENTAL INCOME

The Company’s Austin Properties and Commodore Plaza Shopping Center are the lessors to tenants under operating leases with expiration dates ranging from 2007 to 2013. The minimum rental amounts due under the leases for the Austin Properties are generally subject to an increase based on a percentage of the Consumer Price Index. Each of the leases for the Austin Properties includes a right on the State of Texas tenant to terminate the lease based on budgetary restraints. The Commodore Plaza leases require that the tenants reimburse the Company for certain operating costs and real estate taxes. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2004 are as follows:

Years Ending December 31,	Amounts
2005	$959,630
2006	959,630
2007	598,942
2008	507,243
2009	268,463
Thereafter	884,209
Total	$4,178,117

NOTE 10. INCOME TAXES

The following table sets forth a reconciliation of the statutory federal income tax for the years ended December 31, 2004 and 2003.

	2004	2003

Income (loss) before income taxes	$(224,972)	$578,073

Income tax computed at statutory rates	$(76,327)	$196,544
Increase (decrease) in valuation allowance	(157,934)	56,309
Utilization of prior year net operating loss	--	326,636
Utilization of acquired deferred tax asset	--	(54,315)
Book tax differences on sale of building	94,521	--
Book tax differences on income	119,000	--
Permanent differences	18,525	2,680
Other	8,037	--
Tax provision (benefit)	$5,822	$527,854

Current tax provision	$5,822	$253,000
Deferred tax provision	--	274,854
Total tax provision	$5,822	$527,854

The effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liability. Significant components of the deferred tax asset and liability as of December 31, 2004 and 2003 are as follows:

	2004	2003

Deferred tax asset:
Tax basis of assets greater than book	$461,363	$619,297
Valuation allowance	(461,363)	(619,297)
Deferred tax asset	$--	$--

NOTE 11. COMMITMENTS

Legal Contingencies

The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of its business. The Company accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as further information develops or circumstances change. At December 31, 2004 there were no known assertions, claims or legal actions pending.

NOTE 12. SUBSEQUENT EVENTS

During April 2005, the Company foreclosed, cancelled and returned to unissued 11,320,007 shares of its common stock owned by Sterling REIT and pledged to the Company to secure repayment of advances to Sterling REIT totaling $2,553,261.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In 2003, following the Exchange, the Company’s Board of Directors dismissed Chavez & Koch, CPA, Ltd. as the Company's independent accountants and selected Thomas Leger & Co., L.L.P. as the Company's new independent accountants.

Chavez & Koch's report on the financial statements for the period from inception (January 31, 2001) to December 31, 2001 did not contain an adverse opinion or disclaimer, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company’s two most recent fiscal years and any subsequent interim period preceding the dismissal of Chavez & Koch, there were no disagreements with Chavez & Koch on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s) if not resolved to the satisfaction of Chavez & Koch, would have caused Chavez & Koch to make reference to the subject matter of the disagreement(s) in connection with its report.

During the Company's two most recent fiscal years and any subsequent interim period preceding the dismissal of Chavez & Koch, there have been no reportable events of the type required to be disclosed by Item 304(a)(1)(v) of Regulation S-K.

Prior to the engagement of Thomas Leger & Co., L.L.P., the Company did not consult with such firm regarding the application of accounting principles to a specific completed or contemplated transaction, or any matter that was either the subject of a disagreement or a reportable event. The Company also did not consult with Thomas Leger & Co., L.L.P. regarding the type of audit opinion which might be rendered on the Company’s financial statements and no oral or written report was provided by Thomas Leger & Co., L.L.P.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its chief executive officer (“CEO”) who also serves as chief financial officer (“CFO”). Based on this evaluation, management, including the CEO, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2004, there were no significant changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

In connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2004, the Company’s independent registered public accounting firm informed management that the Company has significant deficiencies constituting material weaknesses as defined by the standards of the Public Company Accounting Oversight Board. The material weakness was in the Company’s internal controls over accounting for non-routine transactions as well as financial reporting functions. The accounting firm noted that adequate segregation of duties do not exist in the Company’s financial reporting process, as the President and CEO also functions as the Company’s CFO. The President is performing these duties with assistance from a part-time consultant. Accordingly, the preparation of financial statements and the related monitoring controls surrounding this process have not been segregated.

The nature and size of the Company’s business have prevented the Company from being able to employ sufficient resources to enable the Company to have an adequate segregation of duties within its internal control system. The Company will continue to monitor and assess the costs and benefits of additional staffing in the accounting and financial reporting area.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS; PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16A OF THE SECURITIES EXCHANGE ACT

The Company’s executive officers and directors, and their ages and positions as of April 1, 2005 are as follows:

Name	Age	Position

Lloyd Shoppa	73	Chairman, Secretary and Director
Thomas Mathew	47	President, Treasurer and Director
Ron F. Bearden	63	Director

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

Thomas Mathew has served as President, Treasurer and a director of the Company since February 2004. Since 1984, Mr. Mathew has operated Mathew Aviation Services, providing aircraft management, VIP air transportation and other aviation services. From 1994 to 2002, Mr. Mathew served as President and Chief Executive Officer of GateOne, Inc., and its predecessors, a five location fixed base operator (“FBO”). All of the FBO operations and assets of GateOne were transferred to the Company in 2002.

Ron F. Bearden has served as a director of the Company since the acquisition by the Company of Sterling FBO Holdings in September 2002 and served as Chairman, President and Chief Executive Officer of the Company from the acquisition of Sterling FBO Holdings until January 13, 2004. From 1998 to February 2004, Mr. Bearden also served as President of Sterling REIT, Inc., a real estate investment and development company. For more than five years, Mr. Bearden has served as the principal officer of R.F. Bearden Associates, a management consulting firm. Since December 2003, Mr. Bearden has served as a principal of Old Capital Partners, L.P., a commercial real estate lender.

Term of Office

The directors named above will serve until the next annual meeting of the Company's shareholders. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement.

Committees of the Board

The Company does not presently maintain an audit committee, a compensation committee, a nominating committee or any other committees of the board of directors. Similarly, the Company does not have an "audit committee financial expert".

At such time as the Board determines that the size and scope of the Company’s operations and its available financial resources warrant such, the Company expects to seek to add independent directors and to form committees to perform the functions of an audit committee, compensation committee and nominating committee.

Code of Ethics

The Board of Directors has adopted a Code of Business Ethics covering all of its officers, directors and employees. The Company requires all employees to adhere to the Code of Business Ethics in addressing legal and ethical issues encountered in conducting their work. The Code of Business Ethics requires that the Company’s employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company's best interest.

The Board of Directors has also adopted a separate Code of Business Ethics for the CEO and Senior Financial Officers. This Code of Ethics supplements its general Code of Business Ethics and is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters.

The Code of Business Ethics for the CEO and Senior Financial Officers was filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and is available for review at the SEC's web site at www.sec.gov.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who own beneficially more than ten percent of the Company’s common stock, to file reports of ownership and changes of ownership with the SEC. Based solely on the reports received by the company and on written representations from certain reporting persons, the Company believes that the directors, executive officers and greater than ten percent beneficial owners have complied with all applicable filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides information about the compensation received during the last three fiscal years to the Company’s “named executive officers”. None of the Company’s other employees received greater than $100,000 in salary and bonus during the last three fiscal years.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other ($)	Stock Options
Thomas Mathew, President (3)	2004	$180,000	--	--	--
	2003	$174,000	--	--	--
	2002	$7,500	--	--	--

Ron F. Bearden, Former President (3)	2003	$117,500	--	--	--
	2002	$46,323 (1)	--	$173,754 (2)	--

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

(3)	Mr. Bearden’s service as President and CEO ended in January 2004 at which time Mr. Mathew was appointed President and CEO.

The Company currently pays no compensation for service of directors. The Company may consider payment of certain amounts to attract the services of independent directors.

The Company expects to enter into employment agreements with key employees, to implement comprehensive compensation arrangements with its officers and to adopt benefit plans in the future at the discretion of the Board of Directors to attract and retain officers and key employees

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 6, 2005, 28,335,061 shares of common stock were outstanding. The following table sets forth, as of such date, information with respect to shares beneficially owned by:

▪	each person who is known by the Company to be the beneficial owner of more than 5% of its outstanding shares of common stock;
▪	each of the Company’s directors;
▪	each of the Company’s named executive officers; and
▪	all of the Company’s directors and executive officers as a group.

Beneficial ownership has been determined in accordance with Rule 13d-3 of the Exchange Act. Under this rule, shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option) within 60 days of the date of this table. In computing the percentage ownership of any person, the amount of shares includes the amount of shares beneficially owned by the person by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person does not necessarily reflect the person’s actual voting power.

To the Company’s knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the business address of the individuals listed is 1600 Airport Freeway, Suite 370, Bedford, Texas 76022.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Shares

Lloyd Shoppa	457,500	1.6%
Thomas Mathew (1)	8,788,422	31.0%
Ron F. Bearden (2)	1,500,000	5.3%
All Executive Officers and Directors as a group (3 persons)	10,745,922	37.9%
Hugo Verhaghe (3)	6,812,088	24.0%
Charles Glace (4)	3,484,550	12.3%
Lucky Srinivasan (5)	2,500,000	8.8%
______________________

(1) All shares are held of record by Mathew Investment Partnership whose address is 7401 Windswept Trail, Colleyville, Texas 76034.
(2) All shares are held of record by R.F. Bearden Associates, Inc. The sole shareholder of R.F. Bearden Associates, Inc. is Rebecca Bearden who is married to Ron F. Bearden, a former director of the Company. Ron F. Bearden disclaims beneficial ownership of all shares held by R.F. Bearden Associates, Inc., whose address is 5051 Westheimer, Suite 700, Houston, Texas 77056.
(3) All shares are held of record by Geld Fund II LC whose address is 7705 Debbie Dr., Leander, Texas 78641.
(4) All shares are held of record by Chasco Investments, Inc., whose address is PO Box 1057, Round Rock, Texas 78680.
(5) All shares are held of record by E Corp., whose address is 11526 Echo Woods Street, Houston, Texas 77024. Lucky Srinivasan holds voting and investment power with respect to the shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Company and its subsidiary, Sterling FBO, have, from time to time, entered into transactions with various entities controlled by the Company's current or former principal shareholders and/or by Ron F. Bearden. The principal shareholders of the Company include Chasco Investments, Inc., Geld Fund II, LLC, AM Pacific Group and Mathew Investment Partnership. Sterling REIT, Inc. was a principal shareholder of the Company prior to the foreclosure and cancellation of shares held by Sterling REIT. Those entities may be deemed to be controlled by Hugo Verhaeghe, Charles Glace, Thomas Mathew and Lucky Srinivasan.

All of the Company assets owned and operated during 2003 were acquired through the acquisition of various entities previously controlled by the referenced principal shareholders. Those acquisitions included the acquisition by the Company, pursuant to the Exchange, in September 2002 of Sterling FBO, including the four state leased properties, for 5,638,334 shares of common stock. As a result of the Exchange, each of the referenced shareholders became shareholders of the Company.

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

At December 31, 2004, due from affiliates totaled $65,289 representing amounts owed to the Company by Sterling REIT. The amounts due from Sterling REIT at December 31, 2004, represent rents previously collected by Sterling REIT and belonging to the Company and amounts advanced by the Company to Sterling REIT to facilitate the sale by Sterling REIT of various properties with the agreement that Sterling REIT will repay all amounts owed to the Company from the proceeds of the sale of the properties.  This anount was paid in full in 2005.

ITEM 13. EXHIBITS

Exhibit Number	Description of Exhibit
2.1
Exchange Agreement dated June 1, 2002, by and among BlueStar Leasing, Inc. and Sterling FBO Holdings, Inc.(incorporated by reference to the respective exhibits filed with Registrant's Current Report on Form 8-K dated September 30, 2002)

2.2	Amendment to Exchange Agreement dated September 25, 2002 (incorporated by reference to the respective exhibits filed with Registrant's Current Report on Form 8-K dated September 30, 2002)
2.3
Exchange Agreement dated December 30, 2002, by and among BlueStar Leasing, Inc., Sterling FBO Holdings, Inc. and Ft. Worth Jet Center, Inc. Incorporated by reference to the respective exhibits filed with Registrant's Current Report on Form 8-K dated December 30, 2002)

2.4
Austin Aero FBO, Ltd. Asset Purchase Agreement, dated December 31, 2002, by and between Trajen Flight Support, LP, Austin Aero FBO, Limited and Sterling-Austin Aero L.P. (incorporated by reference to the respective exhibits filed with the Registrant's Current Report on Form 8-K dated February 27, 2003)

2.5
Asset Purchase Agreement, dated February 26, 2003, by and between Trajen Flight Support, LP, Sterling FBO Holdings, Inc., Greeley FBO, L.L.C., Casper Jet Center, L.L.C., Fort Worth Jet Center, Inc., and Sterling-Fort Worth JC, LP. (incorporated by reference to the respective exhibits filed with the Registrant's Current Report on Form 8-K dated February 27, 2003.)

3.1	Articles of Incorporation (incorporated by reference to the respective exhibits filed with Registrant's Registration Statement on Form 10-SB filed October 10, 2001.)
3.2	Bylaws (incorporated by reference to the respective exhibits filed with Registrant's Registration Statement on Form 10-SB filed October 10, 2001.)
10.1
Settlement Agreement, dated January 14, 2004, between Sterling Equity Holdings, Inc. and Sterling REIT, Inc. (incorporated by reference to the respective exhibits filed with the Registrant's Current Report on Form 8-K dated January 13, 2004.)

10.2
Promissory Note, dated January 14, 2004, from Sterling REIT, Inc. to Sterling Equity Holdings, Inc. (incorporated by reference to the respective exhibits filed with the Registrant's Current Report on Form 8-K dated January 13, 2004.)

10.3
Pledge Agreement, dated January 14, 2004, from Sterling REIT, Inc. to Sterling Equity Holdings, Inc. (incorporated by reference to the respective exhibits filed with the Registrant's Current Report on Form 8-K dated January 13, 2004.)

10.4
Security Agreement, dated January 14, 2004, from Sterling REIT, Inc. in favor of Sterling Equity Holdings, Inc. (incorporated by reference to the respective exhibits filed with the Registrant's Current Report on Form 8-K dated January 13, 2004.)

10.5
Commercial Earnest Money Contract, dated February 24, 2004, for 4719-4735 South Congress (Incorporated by reference to the respective exhibits filed with the Registrant’s Current Report on Form 8-K dated December 15, 2004)

10.6
Amendment to Commercial Earnest Money Contract, dated June 18, 2004, for 4719-4735 South Congress (Incorporated by reference to the respective exhibits filed with the Registrant’s Current Report on Form 8-K dated December 15, 2004)

10.7
Second Amendment to Commercial Earnest Money Contract, dated November 5, 2004, for 4719-4735 South Congress (Incorporated by reference to the respective exhibits filed with the Registrant’s Current Report on Form 8-K dated December 15, 2004)

14.1	Code of Ethics for CEO and Senior Financial Officers (incorporated by reference to Exhibit 14.1 to Registrant’s Form 10-KSB dated October 8, 2004.)
21.1	List of subsidiaries (incorporated by reference to the respective exhibits filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002.)
31.1*	Section 302 Certifications
32.1*	Section 906 Certifications

* Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Public Accountants

The following table presents fees for professional audit services rendered by Thomas Leger & Co., L.L.P. for the audit of the Company's annual financial statements for the years ended December 31, 2004 and December 31, 2003 and fees billed for other services rendered by Thomas Leger & Co., L.L.P. during those periods.

	Fiscal 2004	Fiscal 2003

Audit fees (1)	$93,820	$110,045
Audit related fees	--	--
Tax fees	22,112	5,925
All other fees	--	--
Total	$115,932	$115,970

(1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Thomas Leger &Co., L.L.P. in connection with statutory and regulatory filings or engagements.

Policy on Pre-Approval of Audit and Non-Audit Services of Independent Auditor

At such time, if ever, as the Company forms an audit committee, the Company intends that the audit committee will establish a specific policy relating to pre-approval of all audit and non-audit services provided by the Company’s independent auditors. As the Company does not presently maintain an audit committee, no such policy has been adopted to date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                               STERLING EQUITY HOLDINGS, INC.

By: /s/ Thomas Mathew___________
                                                        Thomas Mathew, President

                                                                               Date: April 12, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature            Title                               Date

/s/ Lloyd Shoppa                  Chairman of the Board                            April 12, 2005
Lloyd Shoppa

/s/ Thomas Mathew           President and Director                            April 12 2005
Thomas Mathew        (Principal Executive Officer and
  Principal Financial and Accounting Officer)

/s/ Ron F. Bearden               Director                        April 12, 2005
Ron F. Bearden

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
2.1
Exchange Agreement dated June 1, 2002, by and among BlueStar Leasing, Inc. and Sterling FBO Holdings, Inc.(incorporated by reference to the respective exhibits filed with Registrant's Current Report on Form 8-K dated September 30, 2002)

2.2	Amendment to Exchange Agreement dated September 25, 2002 (incorporated by reference to the respective exhibits filed with Registrant's Current Report on Form 8-K dated September 30, 2002)
2.3
Exchange Agreement dated December 30, 2002, by and among BlueStar Leasing, Inc., Sterling FBO Holdings, Inc. and Ft. Worth Jet Center, Inc. Incorporated by reference to the respective exhibits filed with Registrant's Current Report on Form 8-K dated December 30, 2002)

2.4
Austin Aero FBO, Ltd. Asset Purchase Agreement, dated December 31, 2002, by and between Trajen Flight Support, LP, Austin Aero FBO, Limited and Sterling-Austin Aero L.P. (incorporated by reference to the respective exhibits filed with the Registrant's Current Report on Form 8-K dated February 27, 2003)

2.5
Asset Purchase Agreement, dated February 26, 2003, by and between Trajen Flight Support, LP, Sterling FBO Holdings, Inc., Greeley FBO, L.L.C., Casper Jet Center, L.L.C., Fort Worth Jet Center, Inc., and Sterling-Fort Worth JC, LP. (incorporated by reference to the respective exhibits filed with the Registrant's Current Report on Form 8-K dated February 27, 2003.)

3.1	Articles of Incorporation (incorporated by reference to the respective exhibits filed with Registrant's Registration Statement on Form 10-SB filed October 10, 2001.)
3.2	Bylaws (incorporated by reference to the respective exhibits filed with Registrant's Registration Statement on Form 10-SB filed October 10, 2001.)
10.1
Settlement Agreement, dated January 14, 2004, between Sterling Equity Holdings, Inc. and Sterling REIT, Inc. (incorporated by reference to the respective exhibits filed with the Registrant's Current Report on Form 8-K dated January 13, 2004.)

10.2
Promissory Note, dated January 14, 2004, from Sterling REIT, Inc. to Sterling Equity Holdings, Inc. (incorporated by reference to the respective exhibits filed with the Registrant's Current Report on Form 8-K dated January 13, 2004.)

10.3
Pledge Agreement, dated January 14, 2004, from Sterling REIT, Inc. to Sterling Equity Holdings, Inc. (incorporated by reference to the respective exhibits filed with the Registrant's Current Report on Form 8-K dated January 13, 2004.)

10.4
Security Agreement, dated January 14, 2004, from Sterling REIT, Inc. in favor of Sterling Equity Holdings, Inc. (incorporated by reference to the respective exhibits filed with the Registrant's Current Report on Form 8-K dated January 13, 2004.)

10.5
Commercial Earnest Money Contract, dated February 24, 2004, for 4719-4735 South Congress (Incorporated by reference to the respective exhibits filed with the Registrant’s Current Report on Form 8-K dated December 15, 2004)

10.6
Amendment to Commercial Earnest Money Contract, dated June 18, 2004, for 4719-4735 South Congress (Incorporated by reference to the respective exhibits filed with the Registrant’s Current Report on Form 8-K dated December 15, 2004)

10.7
Second Amendment to Commercial Earnest Money Contract, dated November 5, 2004, for 4719-4735 South Congress (Incorporated by reference to the respective exhibits filed with the Registrant’s Current Report on Form 8-K dated December 15, 2004)

14.1	Code of Ethics for CEO and Senior Financial Officers (incorporated by reference to Exhibit 14.1 to Registrant’s Form 10-KSB dated October 8, 2004.)
21.1	List of subsidiaries (incorporated by reference to the respective exhibits filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002.)
31.1*	Section 302 Certifications
32.1*	Section 906 Certifications

* Filed herewith