Form 10QSB
period 2005-03-31
STERLING EQUITY HOLDINGS INC
filed 2005-05-10
CIK 1160544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________ to _______________

Commission File Number 0-33027

STERLING EQUITY HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0485488
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1600 Airport Freeway, Suite 370, Bedford, Texas 76022
(Address of principal executive offices)

(817) 358-0551
(Issuer’s telephone number)

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [_]

As of May 6, 2005, there were outstanding 28,335,061 shares of common stock, $.0001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

STERLING EQUITY HOLDINGS, INC.

INDEX TO FORM 10-KSB

March 31, 2005

PART I    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
ASSETS	(Unaudited)
Current assets:
Cash	$245,908	$214,058
Cash in restricted accounts	202,689	201,346
Accounts receivable	9,669	35,692
Prepaid items and other	21,939	30,249
Total current assets	480,205	481,345
Investment in real estate:
Land, improvements and leaseholds	9,077,316	9,077,316
Accumulated depreciation	(2,843,601)	(2,740,269)
	6,233,715	6,337,047
Land	1,258,643	1,258,643
Net investment in real estate	7,492,358	7,595,690
Other assets:
Goodwill	647,043	647,043
Deferred financing costs, net of amortization of $82,335 and $72,047 at March 31, 2005 and December 31, 2004, respectively	123,614	133,902
Due from affiliates	--	65,289
Escrowed funds	113,613	140,809
Total other assets	884,270	987,043
Total assets	$8,856,833	$9,064,078
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, trade	$145,786	$41,938
Accrued liabilities	113,540	202,041
Income taxes payable	296,243	307,912
Current portion - notes payable	4,953,465	5,007,717
Other notes payable	307	914
Total current liabilities	5,509,341	5,560,522
Long-term debt	3,928,507	3,939,676
Shareholders' deficit:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued	--	--
Common stock, $.001 par value, 70,000,000 shares authorized, 39,655,068 shares issued and outstanding at
March 31, 2005 and December 31, 2004, respectively	39,655	39,655
Additional paid-in capital	607,163	607,163
Accumulated deficit	(1,227,833)	(1,082,938)
Total shareholders’ deficit	(581,015)	(436,120)
Total liabilities and shareholders' deficit	$8,856,833	$9,064,078

See accompanying notes to unaudited consolidated financial statements.

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

	Three Months Ended March 31,
	2005	2004

Rental revenue	$247,528	$288,590

Real estate operating expenses:
Interest expense	137,820	152,701
Real estate taxes	37,522	45,301
Depreciation and amortization	113,620	107,685
Repairs and maintenance	16,195	--
Utilities	7,286	5,218
Professional and consulting fees	102,827	136,374
Other	20,338	65,535
	435,608	512,814
Penalties	17,463	--
Bad debt expense	--	69,759
Total real estate operating expenses	453,071	582,573

Other income:
Interest income	1,420	16,219
Recovery of bad debts	55,061	--
Other	4,167	--
Total other income	60,648	16,219
Net loss from continuing operations	(144,895)	(277,764)
Loss from discontinued operations	--	(27,250)
Net loss	$(144,895)	$(305,014)

Basic and diluted net loss per share:
Loss from continuing operations	$--	$(0.01)
Loss from discontinued operations	--	--
Net loss per share	$--	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	39,655,068	39,655,068

See accompanying notes to unaudited consolidated financial statements.

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 200 AND 2004
(UNAUDITED)

	2005	2004

Cash flows from operating activities:
Net loss	$(144,895)	$(305,014)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	113,620	124,454
Changes in assets and liabilities:
Accounts receivable	26,023	373,738
Prepaid items and other	8,310	11,372
Other assets	--	(24,938)
Due from affiliates	65,289	43,827
Accounts payable	103,848	12,915
Income taxes payable	(11,669)	--
Accrued liabilities	(88,501)	(310,434)
Net cash provided by (used in) operating activities	72,025	(74,080)

Cash flows from investing activities:
Increase in restricted cash	(1,343)	--
Decrease in escrowed funds	27,196	--
Net cash provided by investing activities	25,853	--

Cash flows from financing activities:
Proceeds from borrowings, net of repayments	--	160,846
Repayment of mortgage and other notes payable	(66,028)	(50,831)
Certificate of deposit used to pay line of credit	--	9,947
Net cash provided by (used in) financing activities	(66,028)	119,962

Net increase in cash	31,850	45,882
Cash and cash equivalents, beginning of period	214,058	3,695
Cash and cash equivalents, end of period	$245,908	$49,577

Supplemental cash flow disclosures:
Interest paid	$142,569	$163,174
Income taxes paid	$12,750	$--
Supplemental non-cash disclosures:
Certificate of deposit used to pay line of credit	$--	$750,000

See accompanying notes to unaudited consolidated financial statements.

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

The accompanying consolidated financial statements of Sterling Equity Holdings, Inc. and Subsidiary (the “Company” or “Sterling”) have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2005, and the results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, previously filed with the Securities and Exchange Commission.

Reclassifications - Amounts in the prior periods’ financial statements have been reclassified as necessary to conform to the current period’s presentation.

NOTE 2. GOING CONCERN

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

NOTE 3. DUE FROM AFFILIATES

Due from affiliates represents amounts owed to the Company by Sterling REIT. The amounts due from Sterling REIT represent rents previously collected by Sterling REIT and belonging to the Company and amounts advanced by the Company to Sterling REIT to facilitate the sale by Sterling REIT of various properties with the agreement that Sterling REIT will repay all amounts owed to the Company from the proceeds of the sale of properties. This amount due from affiliates was collected in full during the first quarter of 2005.

NOTE 4. REAL ESTATE AND OTHER NOTES PAYABLE

Real Estate Notes Payable - The real estate notes payable, collateralized by the respective properties and assignment of leases, at March 31, 2005 and December 31, 2004 are as follows:

Property and Note Description	March 31, 2005	December 31, 2004

Commodore Plaza Gulfport, Mississippi: First lien note dated October 28, 2002, with interest at 7.48%, monthly installments of $28,263 including principal and interest and due in full November 1, 2012	$3,968,013	$3,978,452
Three Austin Buildings - Austin, Texas First lien bearing interest at 5.5% with thirty-five monthly installments of $41,067 including principal and interest starting July 5, 2003 and a final payment on March 27, 2006	4,913,959	4,968,941
Total real estate notes	8,881,972	8,947,393
Less current maturities of long-term debt	(4,953,465)	(5,007,717)
Long-term debt	$3,928,507	$3,939,676

The note on the three Austin buildings has normal covenants regarding liquidation, merger, sale of assets, indebtedness, transfer of ownership, payment of dividends and other restrictions. The note also has a “debt service coverage ratio, as defined in the note agreement and reporting requirements. At March 31, 2005, the Company was in default of the debt service coverage ratio and received a verbal waiver of this covenant until September 30, 2005. The entire amount of this note, which is due on March 27, 2006, has been classified as a current liability on the balance sheet. The Company is currently seeking alternative financing to retire this note and extend the due date.

At March 31, 2005, the net carrying value of the properties collateralizing the real estate notes was $7,492,358. The real estate note secured by the three Austin buildings is guaranteed by shareholders of the Company.

NOTE 5. SUBSEQUENT EVENT

During April 2005, the Company foreclosed, cancelled and returned to unissued 11,320,007 shares of its common stock owned by Sterling REIT and pledged to the Company to secure repayment of advances to Sterling REIT totaling $2,553,261.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Forward Looking Statements

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of the federal securities laws. These forwarding-looking statements include, without limitation, statements regarding the Company’s expectations and beliefs about the market and industry, its goals, plans, and expectations regarding its properties and services, its intentions and strategies regarding future acquisitions and sales of properties and businesses, its intentions and strategies regarding the formation of strategic relationships, its beliefs regarding the future success of its properties and services, its expectations and beliefs regarding competition, competitors, the basis of competition and its ability to compete, its beliefs and expectations regarding its ability to hire and retain personnel, its beliefs regarding period to period results of operations, its expectations regarding revenues, its expectations regarding future growth and financial performance, its beliefs and expectations regarding the adequacy of its facilities, and its beliefs and expectations regarding its financial position, ability to finance operations and growth and the amount of financing necessary to support its operations. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report on Form 10-QSB.

The following discussion and analysis of the Company’s financial condition as of March 31, 2005, and the Company’s results of operations for the three months ended March 31, 2005 and 2004, should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2004 and 2003 contained in its Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission.

Overview

Sterling Equity Holdings, Inc.’s (“Sterling Holdings” or the “Company”) business during the 2005 period included operation of four properties under leases and for the 2004 period included operation of five properties under leases. On December 15, 2004, the Company completed the sale of its interest in its property known as 4719-4735 South Congress, consisting of approximately 1.14 acres with improvements located in Austin, Texas, which property was leased by the Company to agencies of the State of Texas. As a result of this sale, all operating results relating to 4719-4735 South Congress operations have been reclassified as “discontinued operations” and are reported as a single entry on the consolidated statements of operations.

Leased properties held during the 2005 period consisted of three properties located in Austin, Texas, each of which was leased to agencies of the State of Texas under leases in which the tenant pays a fixed monthly rental. The Company also owned one retail property in Gulfport, Mississippi, which is currently leased to two retail tenants on a "net lease" basis and an additional tenant whose rent payments are effective in May 2005.

During the 2005 period, the Company has concentrated its efforts on continuing to reduce costs and expenses, seeking out tenants to occupy its vacant space and seeking sources of financing to replace its mortgage on its three Austin, Texas properties, which mortgage is due March 27, 2006.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. A description of the Company’s critical accounting policies is set forth in the Company’s Form 10-KSB for the year ended December 31, 2004. As of, and for the quarter ended, March 31, 2005, there have been no material changes or updates to the Company’s critical accounting policies.

Results of Operations

Revenue

Revenue totaled $247,528 during the three months ended March 31, 2005 as compared to $288,590 during the three months ended March 31, 2004. All revenue was derived from the leases of the four properties owned and operated by the Company at March 31, 2005. Base rental amounts are fixed by contract subject to contractual escalation provisions and obligations of tenants to pay certain operating expenses associated with the properties. Estimated minimum annual rental payments to the Company, after giving effect to the sale of a property in December 2004, for the current leased properties are approximately $960,000 annually through 2006 and decrease thereafter. The decrease in rents during 2005 is a result of a tenant vacating the Gulfport, Mississippi property during 2005 and unleased space in one of the Austin buildings during 2005 which was leased during part of 2004.

Real Estate Operating Expenses

Real estate operating expenses are costs associated with the ownership and operation of rental properties. Principal rental operating expenses consist of interest, taxes, depreciation and amortization, repairs and maintenance, professional and consulting fees and penalties and bad debt expense. Real estate operating expenses totaled $453,071 during the three months ended March 31, 2005 as compared to $582,573 during the same period in 2004. The reduction in real estate operating expenses reflects a reduction in interest expense due to a lower principal balance of the mortgages during the 2005 period. The Company has experienced a reduction in the property tax rate on the Austin, Texas properties and the Company did not experience any bad debt expense during the current fiscal quarter compared to bad debt expense of $69,759 during the prior year fiscal quarter. Bad debt expense for the 2004 period relates to funds advanced to Sterling REIT, an affiliated shareholder of the Company, in connection with the payment of certain expenses relating to properties to be transferred from Sterling REIT to the Company. The properties in question were never transferred to the Company. In 2004, pursuant to the terms of a Settlement Agreement, Sterling REIT pledged substantially all of its assets to the Company to secure repayment of amounts advanced by the Company. Based on an evaluation by management, all advances made to Sterling REIT at December 31, 2003 were determined to be uncollectible. During April 2005, the Company foreclosed and cancelled 11,320,007 shares of its common stock owned by Sterling REIT and pledged to the Company to secure repayment of advances to Sterling REIT by the Company totaling $2,553,261. Other expenses decreased from $65,535 during the prior year quarter to $20,338 during the current year quarter. The decrease was primarily attributable to a general decrease in normal operating expenses during 2005 due to the Company cutting expenses to a minimum..

The Company experienced marginal increases during the 2005 period in depreciation and amortization, repairs and maintenance, utilities, and penalties when compared to the 2004 period. Penalties of $17,463 represent amounts due for late payment of the real estate taxes on the Company’s Austin, Texas properties. The primary components of professional and consulting fees were legal fees of $15,770, accounting fees of $27,516 and management fees of $52,362, which amount includes $45,000 paid to Mr. Mathew, the Company’s President. With the exception of the management fee to Mr. Mathew, the Company does not anticipate these expenses will continue at the same levels during the remainder of 2005.

Other Income

Other income, consisting of interest, recovery of bad debts and other income, totaled $60,648 during the three months ended March 31, 2005 as compared to $16,219 during the same period in 2004. The increase in other income related to a recovery of bad debts of $55,061 and receipt of other miscellaneous income of $4,167 during the 2005 period, partially offset by a reduction in interest income from $16,219 in 2004 to $1,420 in 2005.

Discontinued Operations

As a result of the sale of its property known as 4719-4735 South Congress in Austin, Texas, the Company recorded a loss from discontinued operations of $27,250 for the three months ended March 31, 2004 and no gain or loss from discontinued operations during the 2005 period.

Liquidity and Capital Resources

Cash and Working Capital Position

At March 31, 2005, the Company had cash balances in non-restrictive accounts of $245,908 and a working capital deficit of approximately $5,029,136. Included in the working capital balance at March 31, 2005 was $202,689 of restricted cash held in trust by the lender on the Austin, Texas properties to assure compliance with financial ratios under the loan pending the leasing of vacant office space. The note on the three Austin buildings has normal covenants regarding liquidation, merger, sale of assets, indebtedness, transfer of ownership, payment of dividends and other restrictions. The note also has a “debt service coverage ratio,” as defined in the note agreement and reporting requirements. At March 31, 2005, the Company was in default of the debt service coverage ratio and received a verbal waiver of this covenant until September 30, 2005. The entire amount of this note, which is due on March 27, 2006, has been classified as a current liability on the balance sheet. The Company is currently seeking alternative financing to retire this note and extend the due date.

At March 31, 2005, working capital balances included $113,613 which was held in escrow by the lender for the Commodore Plaza Shopping Center in Gulfport, Mississippi.

Cash Flows

Operations provided $72,025 of cash during the three months ended March 31, 2005, as compared to $74,080 of cash used in operations during the three months ended March 31, 2004. The improvement in operating cash flows during the 2005 period was primarily as a result of reduced expenses and recovery of bad debts of $55,061.

Investing activities provided cash of $25,853 during the 2005 period, relating to the decreased amount held in escrow by the lender for the Company’s Gulfport, Mississippi property. There was no cash provided by or used in investing activities during the 2004 period.

Financing activities used $66,028 of cash during the three months ended March 31, 2005, and provided $119,962 of cash during the 2004 period. Cash used in financing activities during the 2005 period related to scheduled payments of mortgage principal. The cash provided by financing activities during the 2004 period related to proceeds from a line of credit, partially offset by payments on mortgages and notes payable.

Long-Term Debt

At March 31, 2005, the Company had long-term debt, consisting of real estate notes payable, of $3,928,507 compared to long-term debt of $3,939,676 at December 31, 2004. The reduction in long-term debt during 2005 was attributable to regular scheduled debt service payments. The note on the three Austin buildings has normal covenants regarding liquidation, merger, sale of assets, indebtedness, transfer of ownership, payment of dividends and other restrictions. The note also has a “debt service coverage ratio,” as defined in the note agreement and reporting requirements. At March 31, 2005, the Company was in default of the debt service coverage ratio and received a verbal waiver of this covenant until September 30, 2005. The entire amount of this note, which is due on March 27, 2006, has been classified as a current liability on the balance sheet. The Company is currently seeking alternative financing to retire this note and extend the due date

The long-term indebtedness at March 31, 2005 was comprised of one loan on its Gulfport, Mississippi property, which is secured by a first lien position on the Company's Gulfport, Mississippi real estate.

Financial Commitments and Requirements

The Company's principal financial commitments and requirements relate to funding operational deficits, if any, overhead and servicing debt on Company real estate.

The Company’s only material contractual obligations requiring determinable future payments on its part are its notes payable secured by real estate. Scheduled debt service payments on real estate notes at March 31, 2005 are as follows:

Twelve Months Ending March 31,
2006	$4,953,465
2007	42,607
2008	45,155
2009	49,501
2010	53,187
Thereafter	3,738,057
Total	$8,881,972

The Company believes it has adequate financial resources to support operations for the next twelve months. However, the Company does not have available financial resources to pay real estate notes maturing over the next twelve. The Company intends to seek extensions of those notes or to refinance the same but has no commitments in that regard. In the event the Company is unable to extend or refinance the real estate notes the Company may suffer substantial losses including potential foreclosure on properties or forced sale of the same.

Due from Affiliates

Due from affiliates at December 31, 2004, totaling $65,289, represents amounts owed to the Company by Sterling REIT. The amounts due from Sterling REIT represent rents previously collected by Sterling REIT and belonging to the Company and amounts advanced by the Company to Sterling REIT to facilitate the sale by Sterling REIT of various properties with the agreement that Sterling REIT will repay all amounts owed to the Company from the proceeds of the sale of the properties. During January 2005, the Company received $120,000 from Sterling REIT from the sale of a property and recorded the excess amount received as a recovery of a bad debt.

Inflation

Inflation has historically not had a material effect on the Company’s operations. Each of its leases includes escalation provisions based on cost-of-living increases. Accordingly, the Company believes inflation will not have a material adverse effect on its future operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES.

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

During the quarter ended March 31, 2005, there were no significant changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At March 31, 2005, the Company was in default of the debt service coverage ratio of the note secured by the Company’s Austin properties, in the aggregate principal amount of $4,913,959, and received a verbal waiver of this covenant until September 30, 2005.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
31.1*	Section 302 Certifications
32.1*	Section 906 Certifications

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

STERLING EQUITY HOLDINGS, INC.

By: _/s/ Thomas Mathew

Thomas Mathew, President

                           Date: May 10, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature            Title           Date

By:  /s/ Thomas Mathew        President and Director            May 10, 2005

Thomas Mathew       (Principal Executive Officer and
              Principal Financial and Accounting Officer)