Form 10QSB
period 2005-06-30
STERLING EQUITY HOLDINGS INC
filed 2005-08-22
CIK 1160544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes [X]  No [_]

As of August 18, 2005, there were outstanding 28,335,061 shares of common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

STERLING EQUITY HOLDINGS, INC.

AND SUBSIDIARIES

INDEX TO FORM 10-QSB

June 30, 2005

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
ASSETS	(Unaudited)
Current assets:
Cash	$109,792	$214,058
Cash in restricted accounts	204,071	201,346
Accounts receivable	31,602	35,692
Prepaid items and other	22,050	30,249
Total current assets	367,515	481,345
Investment in real estate:
Land, improvements and leaseholds	9,077,316	9,077,316
Accumulated depreciation	(2,946,944)	(2,740,269)
	6,130,372	6,337,047
Land	1,258,643	1,258,643
Net investment in real estate	7,389,015	7,595,690
Other assets:
Goodwill	647,043	647,043
Deferred financing costs, net of amortization of $92,624 and $72,047
at June 30, 2005 and December 31, 2004, respectively	113,325	133,902
Due from affiliates	--	65,289
Escrowed funds	149,985	140,809
Total other assets	910,353	987,043
Total assets	$8,666,883	$9,064,078
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, trade	$25,046	$41,938
Accrued liabilities	127,309	202,041
Income taxes payable	284,663	307,912
Current portion - notes payable	4,897,494	5,007,717
Other notes payable	--	914
Total current liabilities	5,334,512	5,560,522
Long-term debt	4,063,390	3,939,676
Shareholders' deficit:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued	--	--
Common stock, $.001 par value, 70,000,000 shares authorized,
28,335,061 and 39,655,068 shares issued and outstanding
June 30, 2005 and December 31, 2004, respectively	28,335	39,655
Additional paid-in capital	618,483	607,163
Accumulated deficit	(1,377,837)	(1,082,938)
Total shareholders’ deficit	(731,019)	(436,120)
Total liabilities and shareholders' deficit	$8,666,883	$9,064,078

See accompanying notes to unaudited consolidated financial statements.

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Rental revenue	$248,428	$291,286	$495,956	$579,876

Real estate operating expenses:
Interest expense	139,822	155,384	277,642	308,085
Real estate taxes	21,462	35,530	58,984	80,831
Depreciation and amortization	113,632	111,555	227,252	219,240
Repairs and maintenance	13,555	7,848	29,750	7,848
Utilities	7,927	2,931	15,213	8,149
Professional and consulting fees	79,181	57,415	182,008	193,789
Other	14,907	107,584	35,245	173,119
	390,486	478,247	826,094	991,061
Penalties	11,646	--	29,109	--
Bad debt expense	--	--	--	69,759
Total real estate operating expenses	402,132	478,247	855,203	1,060,820

Other income:
Interest income	1,442	(2,580)	2,862	13,639
Recovery of bad debts	--	85,000	55,061	85,000
Settlement of lawsuit	--	485,000	--	485,000
Other	2,258	5,986	6,425	5,986
Total other income	3,700	573,406	64,348	589,625
Net income (loss) from continuing operations	(150,004)	386,445	(294,899)	108,681
Loss from discontinued operations	--	(26,663)	--	(53,913)
Net income (loss)	$(150,004)	$359,782	$(294,899)	$54,768

Basic and diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.01)	$0.01	$(0.01)	$0.00
Loss from discontinued operations	0.00	0.00	0.00	0.00
Net income (loss) per share	$(0.01)	$0.01	$(0.01)	$0.00

Weighted average number of common shares outstanding:
Basic and diluted	28,832,644	39,655,068	34,213,960	39,655,068

See accompanying notes to unaudited consolidated financial statements.

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

	2005	2004

Cash flows from operating activities:
Net income (loss)	$(294,899)	$54,768
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	227,252	248,910
Changes in assets and liabilities:
Accounts receivable	4,090	392,528
Prepaid items and other	8,199	19,877
Other assets	--	3,716
Due from affiliates	65,289	(115,135)
Accounts payable	(16,892)	(91,489)
Income taxes payable	(23,249)	--
Accrued expenses and other liabilities	69,905	(134,374)
Net cash provided by operating activities	39,695	378,801

Cash flows from investing activities:
Land, buildings and improvements	--	(23,468)
Increase in restricted cash	(2,725)	--
Increase in escrowed funds	(9,176)	--
Net cash used in investing activities	(11,901)	(23,468)

Cash flows from financing activities:
Proceeds from borrowings	--	160,250
Repayment of mortgage and other notes payable	(132,060)	(103,742)
Certificate of deposit used to pay line of credit	--	9,947
Net cash provided by (used in) financing activities	(132,060)	66,455

Net increase (decrease) in cash	(104,266)	421,788
Cash and cash equivalents, beginning of period	214,058	3,695
Cash and cash equivalents, end of period	$109,792	$425,483

Supplemental cash flow disclosures:
Interest paid	$270,509	$327,433
Income taxes paid	$23,249	$--
Supplemental non-cash disclosures:
Cancellation of shares of common stock	$11,320	$--
Payment of real estate taxes with note proceeds	$144,637	$--
Certificate of deposit used to pay line of credit	$--	$750,000

See accompanying notes to unaudited consolidated financial statements.

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

The accompanying consolidated financial statements of Sterling Equity Holdings, Inc. and Subsidiary (the “Company” or “Sterling”) have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2005, and the results of operations for the three and six-month periods ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, previously filed with the Securities and Exchange Commission.

Reclassifications - Amounts in the prior periods’ financial statements have been reclassified as necessary to conform to the current period’s presentation.

NOTE 2. GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has suffered recurring losses from operations and is experiencing cash flow problems. This raises questions as to the ability of the Company to continue as a going concern. The Company is developing a strategy to provide sufficient capital through possible sales of assets and other means.

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

NOTE 4. REAL ESTATE AND OTHER NOTES PAYABLE

The real estate notes payable, collateralized by the respective properties and assignment of leases and other notes payable, at June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005	December 31, 2004
Property and Note Description
Commodore Plaza Gulfport, Mississippi: First lien note dated October 28, 2002, with interest at 7.48%, monthly installments of $28,263 including principal and interest and due in full November 1, 2012	$3,959,019	$3,978,452
Three Austin Buildings - Austin, Texas First lien bearing interest at 5.5% with thirty-five monthly installments of $41,067 including principal and interest starting July 5, 2003 and a final payment on March 27, 2006	4,857,228	4,968,941
Other notes payable: Promissory note dated June 29, 2005, due July 1, 2006 with payment of monthly interest beginning August 1, 2005 at 17.0% and secured by tax lien from Tarrant County, Texas.	144,637	--
Total notes payable	8,960,884	8,947,393
Less current maturities of long-term debt	(4,897,494)	(5,007,717)
Long-term notes payable	$4,063,390	$3,939,676

The note on the three Austin buildings has normal covenants regarding liquidation, merger, sale of assets, indebtedness, transfer of ownership, payment of dividends and other restrictions. The note also has a “debt service coverage ratio, as defined in the note agreement and reporting requirements. At June 30, 2005, the Company was in default of the debt service coverage ratio and received a verbal waiver of this covenant until September 30, 2005. The entire amount of this note, which is due on March 27, 2006, has been classified as a current liability on the balance sheet. The Company is currently seeking alternative financing to retire this note and extend the due date.

At June 30, 2005, the net carrying value of the properties collateralizing the real estate notes was $7,389,015. The real estate note secured by the three Austin buildings is guaranteed by shareholders of the Company.

On June 29, 2005, the Company borrowed $144,637 from II C.B., L.P. with the proceeds to be used to pay property taxes, interest and penalties to Tarrant County, Texas for 2004 real estate taxes on the Austin, Texas properties. The principal amount of the note is due on July 1, 2006 and the Company is required to make monthly interest payments beginning on August 1, 2005 at an annual interest rate of seventeen percent (17%). As security for the note, the Company transferred the tax lien filed by Tarrant County, Texas to II C.B., L.P.

NOTE 5. COMMON STOCK

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

The following discussion and analysis of the Company’s financial condition as of June 30, 2005, and the Company’s results of operations for the three and six months ended June 30, 2005 and 2004,and its cash flows for the six months ended June 30, 2005 and 2004, should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2004 and 2003 contained in its Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission.

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

Leased properties held during the 2005 period consisted of three properties located in Austin, Texas, each of which was leased to agencies of the State of Texas under leases in which the tenant pays a fixed monthly rental. The Company also owned one retail property in Gulfport, Mississippi, which is currently leased to two retail tenants on a "net lease" basis and an additional tenant whose rent payments were effective in May 2005.

During the 2005 period, the Company has concentrated its efforts on the possible sale of its properties, seeking out tenants to occupy its vacant space and seeking sources of financing to replace its mortgage on its three Austin, Texas properties, which mortgage is due March 27, 2006.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. A description of the Company’s critical accounting policies is set forth in the Company’s Form 10-KSB for the year ended December 31, 2004. As of, and for the six months ended, June 30, 2005, there have been no material changes or updates to the Company’s critical accounting policies.

Results of Operations

Revenue

Revenue totaled $495,956 during the six months ended June 30, 2005 as compared to $579,876 during the six months ended June 30, 2004. All revenue was derived from the leases of the four properties owned and operated by the Company at June 30, 2005. Base rental amounts are fixed by contract subject to contractual escalation provisions and obligations of tenants to pay certain operating expenses associated with the properties. Estimated minimum annual rental payments to the Company, after giving effect to the sale of a property in December 2004, for the current leased properties are approximately $960,000 annually through 2006 and decrease thereafter. The decrease in rents during 2005 is a result of a tenant vacating the Gulfport, Mississippi property during 2005, which decrease is partially offset by a new tenant effective May 2005.

Real Estate Operating Expenses

Real estate operating expenses are costs associated with the ownership and operation of rental properties. Principal rental operating expenses consist of interest, taxes, depreciation and amortization, repairs and maintenance, utilities, professional and consulting fees and penalties and bad debt expense. Real estate operating expenses totaled $855,203 during the six months ended June 30, 2005, 19% reduction as compared to $1,060,820 during the same period in 2004. The reduction in real estate operating expenses reflects a 10% reduction ($30,443) in interest expense due to a lower principal balance of the mortgages during the 2005 period. The Company experienced a reduction in property tax rates on its Austin, Texas buildings and a marginal increase in depreciation and amortization during the 2005 period when compared to the 2004 period. Repairs and maintenance, comprised of janitorial services, landscaping and property repairs, increased 279% ($21,902) when compared to the prior year period due to increased maintenance performed on the Company’s properties. Utilities, consisting principally of the cost of electricity, increased 87% ($7,064) when compared to the prior year period due to escalating energy rates.

Professional and consulting fees are comprised of property management fees, legal and accounting fees and fees of outside consultants. The Company experienced a 6% decrease in these costs from $193,789 for the 2004 period to $182,008 for the 2005 period, which includes $90,000 paid to Thomas Mathew, the Company’s president. Other real estate operating expenses decreased from $173,119 for the 2004 period to $35,245 for the 2005 period. The decrease was primarily attributable to expenses incurred during the 2004 period for the Company to become in compliance with the public company reporting requirements.

The Company did not experience any bad debt expense during the current fiscal period compared to bad debt expense of $69,759 during the prior year fiscal period. Bad debt expense for the 2004 period relates to funds advanced to Sterling REIT, an affiliated shareholder of the Company, in connection with the payment of certain expenses relating to properties to be transferred from Sterling REIT to the Company. The properties in question were never transferred to the Company. In 2004, pursuant to the terms of a Settlement Agreement, Sterling REIT pledged substantially all of its assets to the Company to secure repayment of amounts advanced by the Company. Based on an evaluation by management, all advances made to Sterling REIT at December 31, 2003 were determined to be uncollectible. During April 2005, the Company foreclosed and cancelled 11,320,007 shares of its common stock owned by Sterling REIT and pledged to the Company to secure repayment of advances to Sterling REIT by the Company totaling $2,553,261.

The Company incurred penalties of $29,109 during the 2005 period relating to unpaid real estate taxes on its three Austin, Texas buildings and its federal income tax liability.

Other Income

Other income, consisting of interest, recovery of bad debts and other income, totaled $64,348 during the six months ended June 30, 2005 as compared to $589,625 during the same period in 2004. The Company obtained a recovery of bad debts of $55,061 during the 2005 period compared to $85,000 for the 2004 period. In April 2004, the Company received $485,000 from the settlement of a lawsuit relating to the Fort Worth Jet Center property that was sold in 2003. Interest income for the 2005 period was $2,862 compared to $13,639 for the 2004 period which decrease was a result of decreased cash balances.

Discontinued Operations

As a result of the sale of its property known as 4719-4735 South Congress in Austin, Texas, the Company recorded a loss from discontinued operations of $53,913 for the six months ended June 30, 2004 and no gain or loss from discontinued operations during the 2005 period.

Liquidity and Capital Resources

Cash and Working Capital Position

At June 30, 2005, the Company had cash balances in non-restrictive accounts of $109,792 and a working capital deficit of approximately $4,966,997. Included in the working capital balance at June 30, 2005 was $204,071 of restricted cash held in trust by the lender on the Austin, Texas properties to assure compliance with financial ratios under the loan pending the leasing of vacant office space. The note on the three Austin buildings has normal covenants regarding liquidation, merger, sale of assets, indebtedness, transfer of ownership, payment of dividends and other restrictions. The note also has a “debt service coverage ratio,” as defined in the note agreement and reporting requirements. At June 30, 2005, the Company was in default of the debt service coverage ratio and received a verbal waiver of this covenant until September 30, 2005. The entire amount of this note, which is due on March 27, 2006, has been classified as a current liability on the balance sheet. The Company is currently seeking alternative financing to retire this note and extend the due date.

At June 30, 2005, working capital balances excluded $149,985 which was held in escrow by the lender for the Commodore Plaza Shopping Center in Gulfport, Mississippi.

Cash Flows

Operations provided $39,695 of cash during the six months ended June 30, 2005, as compared to $378,801 of cash provided by operations during the six months ended June 30, 2004. The decrease when compared to the prior year period is primarily attributable to the lawsuit settlement received in the 2004 period for the Fort Worth Jet Center.

Investing activities used cash of $11,901 during the 2005 period, relating to an increased amount held in escrow by the lender for the Company’s Gulfport, Mississippi property and an increase in restricted cash as a result of interest earned. The Company incurred capital expenditures of $23,468 during the 2004 period and did not incur any capital expenditures during the 2005 period.

Financing activities used $132,060 of cash during the six months ended June 30, 2005, and provided $66,455 of cash during the 2004 period. Cash used in financing activities during the 2005 period related to scheduled payments of mortgage principal. The cash provided by financing activities during the 2004 period related to proceeds from a line of credit, partially offset by payments on mortgages and notes payable.

Long-Term Debt

At June 30, 2005, the Company had long-term debt, consisting of real estate notes payable and a note dated June 29, 2005 for payment of real estate taxes of $3,918,753 and $144,637, respectively, compared to long-term debt of $3,939,676 at December 31, 2004. The increase in long-term debt during 2005 was attributable to the new note entered into to satisfy the Company’s real estate tax obligation on its three Austin, Texas buildings, which was partially offset by regular scheduled debt service payments. The note on the three Austin, Texas buildings has normal covenants regarding liquidation, merger, sale of assets, indebtedness, transfer of ownership, payment of dividends and other restrictions. The note also has a “debt service coverage ratio,” as defined in the note agreement and reporting requirements. At June 30, 2005, the Company was in default of the debt service coverage ratio and received a verbal waiver of this covenant until September 30, 2005. The entire amount of this note, which is due on March 27, 2006, has been classified as a current liability on the balance sheet. The Company is currently seeking alternative financing to retire this note and extend the due date

The long-term indebtedness at June 30, 2005 was comprised of one loan on its Gulfport, Mississippi property, which is secured by a first lien position on the Company's Gulfport, Mississippi real estate and a loan for payment of real estate taxes on its three Austin, Texas buildings.

Financial Commitments and Requirements

The Company's principal financial commitments and requirements relate to funding operational deficits, if any, overhead and servicing debt on Company real estate.

The Company’s only material contractual obligations requiring determinable future payments on its part are its notes payable secured by real estate and a tax lien. Scheduled debt service payments on the Company’s notes at June 30, 2005 are as follows:

Twelve Months Ending June 30,
2006	$4,897,494
2007	188,065
2008	46,024
2009	50,253
2010	54,415
Thereafter	3,724,633
Total	$8,960,884

The Company believes it has adequate financial resources to support operations for the next twelve months. However, the Company does not have available financial resources to pay real estate notes maturing over the next twelve months. The Company intends to seek extensions of those notes or to refinance the same but has no commitments in that regard. In the event the Company is unable to extend or refinance the real estate notes the Company may suffer substantial losses including potential foreclosure on properties or forced sale of the same.

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

During the quarter ended June 30, 2005, there were no significant changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At June 30, 2005, the Company was in default of the debt service coverage ratio of the note secured by the Company’s Austin properties, in the aggregate principal amount of $4,857,228, and received a verbal waiver of this covenant until September 30, 2005.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
31.1*	Section 302 Certifications
32.1*	Section 906 Certifications

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

STERLING EQUITY HOLDINGS, INC.

By: /s/ Thomas Mathew______________

Thomas Mathew, President and

Principal Financial Officer

Date: August 22, 2005