Form 10KSB/A
period 2004-12-31
STERLING EQUITY HOLDINGS INC
filed 2005-10-14
CIK 1160544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

Rental revenue is recognized on a straight-line basis over the term of the lease, including any rent holiday periods and giving effect to any significant escalation or tenant incentive provisions.  If the Company has excess of rents recognized over  amounts contractually due pursuant to the underlying leases, the excess will be included in deferred rents receivable on the accompanying balance sheet.  The Company establishes, on a current basis, an allowance for potential tenant credit losses that may occur against this account.  The balance, if any, reflected on the balance sheet is net of such allowance.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments.  If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  No allowance was required as of December 31, 2004.

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

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has suffered recurring losses from continuing operations through the year ended December 31, 2004.  Net losses from continuing operations in 2004 and 2003 were $139,046 and $1,809,972, respectively.  At December 31, 2004, the Company had negative working capital of $5,079,177 and was not in compliance with the debt service coverage ratio of the note relating to its Austin, Texas properties.  The Company has also experienced cash flow problems with cash flows from its individual properties being inadequate to support overhead after paying debt service.

Continued inadequate cash flows to cover overhead creates uncertainty as to the Company’s ability to carry out its business plan and refinance its real estate loans at maturity.  Should the Company be unable to improve its cash flows to cover overhead and support refinancing of its real estate loans, the Company may be required to sell assets or seek other means of increasing revenues and reducing overhead.

As a result of the Company’s non-compliance with the debt coverage ratio in its Austin, Texas real estate loan, the Company has been required to deposit in escrow approximately $205,000 and amounts due under that loan in March 2006 have been classified as current liabilities.

Losses during 2003 and 2004 reflected certain one-time charges and revenue items, including one-time gains from the sale of the Company’s FBO operations and the sale of one property in Austin as well as a gain from the settlement of a lawsuit offset by a bad debt charge and increased professional fees associated with litigation and bringing delinquent reports current with the SEC.  Notwithstanding the anticipated one-time nature of those items of income and loss, the Company believes that the normalized cash flows from its current real estate holdings, after debt service, are inadequate to support overhead unless vacant space in its properties is leased, expenses are further reduced or assets are sold.

In response to the uncertainties noted, the Company has reduced certain expenses and is actively evaluating additional cost reductions, possible sales of assets, measures to increase its revenues and strategic transactions that might improve operating results.  The Company has engaged an experienced real estate broker with a view to leasing vacant space in its Austin properties or, in the alternative, selling one or more properties.  Additionally, management is pursuing discussions with various financing sources and potential strategic acquisition partners with a view to refinancing and extending the maturity of the loan on its Austin properties, securing financing to support existing operations or entering into an acquisition or other strategic transaction with the goal of improving cash flow.

The Company believes that its current efforts to improve cash flows will allow the Company to meet its existing and ongoing obligations and achieve profitability.  However, the Company has no present commitments or agreements with third parties to lease vacant space, provide any financing or with respect to potential strategic transactions.  In the event that the Company is unable to supplement its cash flow through those efforts, the Company may be required to liquidate some or all of its real estate holdings.

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

    The weaknesses in question were detected during the audit of the Company’s financial statements for the fiscal year ended December 31, 2004, which audit occurred in March 2005.

    The weaknesses were detected in the routine course of the audit review of accounting for certain non-routine transactions.

    The specific problems identified by the auditor to the Company were (1) the lack of segregation of duties necessary to maintain proper checks and balances between functions and (2) the failure of internal personnel to adequately communicate the scope and nature of non-routine transactions.  The absence of qualified full time accounting personnel in the Company was a contributing factor to the problems identified by the auditor.  The specific circumstances giving rise to the weaknesses including the Company’s President serving as both Chief Executive Officer and as Chief Financial Officer and the Company’s utilizing the services of contract accountants on a part time basis in the absence of internal accounting personnel.  As a result of the absence of full time in-house accounting personnel and the failure of in-house personnel to adequately communicate information to the Company’s outside contract accountants, certain journal entries were not made until the time of the audit when the need for such entries was identified by the auditor.

    Because the Company lacks the financial resources to support in-house accounting personnel at this time, no formal steps have as yet been taken to resolve the weaknesses identified by the auditor.  The Company is, however, emphasizing improvement in its communications with its outside accounting personnel to assure that non-routine transactions are accounted for in a timely manner.

    Management concluded that the Company’s disclosure controls and procedures were effective because the relevant information and data in question were known to proper members of management to allow proper and timely disclosure in its reports filed with the SEC and was, in fact, timely reported.  The weaknesses in question appear to relate to internal control over financial reporting and not weaknesses in disclosure controls and procedures.

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

14.1	Code of Ethics for CEO and Senior Financial Officers (incorporated by reference to Exhibit 14.1 to Registrant’s Form 10-KSB dated October 8, 2004.)
16.1*	Letter from Chavez & Koch CPA's, former Accountants
21.1	List of subsidiaries (incorporated by reference to the respective exhibits filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002.)
31.1*	Section 302 Certifications
32.1*	Section 906 Certifications

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

                                               STERLING EQUITY HOLDINGS, INC.

By: /s/ Thomas Mathew___________
                                                        Thomas Mathew, President
Date:  October 14, 2005

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

14.1	Code of Ethics for CEO and Senior Financial Officers (incorporated by reference to Exhibit 14.1 to Registrant’s Form 10-KSB dated October 8, 2004.)
16.1*	Letter from Chavez and Koch CPA's, former Accountants
21.1	List of subsidiaries (incorporated by reference to the respective exhibits filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002.)
31.1*	Section 302 Certifications
32.1*	Section 906 Certifications

* Filed herewith