Form 10QSB
period 2005-09-30
STERLING EQUITY HOLDINGS INC
filed 2005-11-21
CIK 1160544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________ to _______________

Commission File Number 0-33239

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

Yes [X]  No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]  No [X]

  As of November 21, 2005, there were outstanding 28,335,061 shares of common stock, $.0001 par value per share.

  Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARIES

INDEX TO FORM 10-QSB

September 30, 2005

ITEM 1. FINANCIAL STATEMENTS

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
ASSETS	(Unaudited)
Current assets:
Cash	$28,449	$214,058
Cash in restricted accounts	205,463	201,346
Accounts receivable	62,308	35,692
Prepaid items and other	13,167	30,249
Total current assets	309,387	481,345
Investment in real estate:
Land, improvements and leaseholds	9,077,316	9,077,316
Accumulated depreciation	(3,050,274)	(2,740,269)
	6,027,042	6,337,047
Land	1,258,643	1,258,643
Net investment in real estate	7,285,685	7,595,690
Other assets:
Goodwill	647,043	647,043
Deferred financing costs, net of amortization of $102,912 and $72,047 at September 30, 2005 and December 31, 2004, respectively	103,037	133,902
Due from affiliates	--	65,289
Escrowed funds	165,843	140,809
Total other assets	915,923	987,043
Total assets	$8,510,995	$9,064,078
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, trade	$47,845	$41,938
Accrued liabilities	200,003	202,041
Income taxes payable	287,226	307,912
Current portion - notes payable	4,991,960	5,007,717
Other notes payable	--	914
Total current liabilities	5,527,034	5,560,522
Long-term debt	3,908,826	3,939,676
Shareholders' deficit:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued	--	--
Common stock, $.001 par value, 70,000,000 shares authorized, 28,335,061 and 39,655,068 shares issued and outstanding
September 30, 2005 and December 31, 2004, respectively	28,335	39,655
Additional paid-in capital	618,483	607,163
Accumulated deficit	(1,571,683)	(1,082,938)
Total shareholders’ deficit	(924,865)	(436,120)
Total liabilities and shareholders' deficit	$8,510,995	$9,064,078

See accompanying notes to unaudited consolidated financial statements.

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Rental revenue	$234,204	$290,839	$730,160	$870,715

Real estate operating expenses:
Interest expense	148,995	149,032	426,637	457,117
Real estate taxes	27,810	13,898	86,794	94,729
Depreciation and amortization	113,618	123,607	340,870	342,847
Repairs and maintenance	22,698	18,742	52,448	26,590
Utilities	7,116	8,891	22,329	17,040
Professional and consulting fees	73,710	159,187	255,718	442,976
Other	15,443	25,742	50,688	108,861
	409,390	499,099	1,235,484	1,490,160
Penalties	19,564	--	48,673	--
Bad debt expense	--	14,196	--	83,955
Total real estate operating expenses	428,954	513,295	1,284,157	1,574,115

Other income:
Interest income	590	4,503	3,452	18,142
Recovery of bad debts	--	--	55,061	85,000
Settlement of lawsuit	--	222,000	--	707,000
Other	314	12,496	6,739	18,482
Total other income	904	238,999	65,252	828,624
Net income (loss) from continuing operations	(193,846)	16,543	(488,745)	125,224
Loss from discontinued operations	--	(5,529)	--	(59,442)
Net income (loss)	$(193,846)	$11,014	$(488,745)	$65,782

Basic and diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.01)	$--	$(0.02)	$--
Loss from discontinued operations	--	--	--	--
Net income (loss) per share	$(0.01)	$--	$(0.02)	$--

Weighted average number of common shares outstanding:
Basic and diluted	28,335,061	39,655,068	32,232,792	39,655,068

See accompanying notes to unaudited consolidated financial statements.

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	2005	2004

Cash flows from operating activities:
Net income (loss)	$(488,745)	$65,782
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	340,870	387,352
Gain from settlement of notes payable	--	(12,300)
Changes in assets and liabilities:
Accounts receivable	(26,616)	403,033
Prepaid items and other	17,082	29,129
Due from affiliates	65,289	(126,454)
Accounts payable, accrued expenses and other liabilities	127,820	(323,530)
Net cash provided by operating activities	35,700	423,012

Cash flows from investing activities:
Land, buildings and improvements	--	(23,468)
Increase in restricted cash	(4,117)	--
Increase in escrowed funds	(25,035)	(24,555)
Net cash used in investing activities	(29,152)	(48,023)

Cash flows from financing activities:
Proceeds from borrowings	--	296,774
Repayment of mortgage and other notes payable	(192,157)	(151,962)
Certificate of deposit used to pay line of credit	--	(190,053)
Net cash used in financing activities	(192,157)	(45,241)

Net increase (decrease) in cash	(185,609)	329,748
Cash and cash equivalents, beginning of period	214,058	3,695
Cash and cash equivalents, end of period	$28,449	$333,443

Supplemental cash flow disclosures:
Interest paid	$390,283	$478,506
Income taxes paid	$20,686	$4,225
Supplemental non-cash disclosures:
Cancellation of shares of common stock	$11,320	$--
Payment of real estate taxes with note proceeds	$144,637	$--
Certificate of deposit used to pay line of credit	$--	$750,000

See accompanying notes to unaudited consolidated financial statements.

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

The accompanying consolidated financial statements of Sterling Equity Holdings, Inc. and Subsidiary (the “Company” or “Sterling”) have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2005, and the results of operations for the three and nine-month periods ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2004, previously filed with the Securities and Exchange Commission.

Reclassifications - Amounts in the prior periods’ financial statements have been reclassified as necessary to conform to the current period’s presentation.

NOTE 2. GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has suffered recurring losses from continuing operations through the year ended December 31, 2004 and the nine months ended September 30, 2005. Net losses from continuing operations for the year ended December 31, 2004 and the nine months ended September 30, 2005 were $139,046 and $488,745, respectively. At September 30, 2005, the Company had negative working capital of $5,217,647 and was not in compliance with the debt service coverage ratio of the note relating to its Austin properties. The Company has also experienced cash flow problems with cash flows from its individual properties being inadequate to support overhead after paying debt service.

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

As a result of the Company’s non-compliance with the debt coverage ratio in its Austin real estate loan, the Company has been required to deposit in escrow approximately $205,463 and amounts due under that loan in March 2006 have been classified as current liabilities.

Losses during the nine months ended September 30, 2005 and income during the nine months ended September 30, 2004 reflected certain one-time charges and revenue items, including a gain from the settlement of a lawsuit offset by a bad debt charge and increased professional fees associated with litigation and bringing delinquent reports current with the SEC. Notwithstanding the anticipated one-time nature of those items of income and loss, the Company believes that the normalized cash flows from its current real estate holdings, after debt service, are inadequate to support overhead unless vacant space in its properties is leased, expenses are further reduced or assets are sold.

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

NOTE 4. REAL ESTATE AND OTHER NOTES PAYABLE

The real estate notes payable, collateralized by the respective properties and assignment of leases and other notes payable, at September 30, 2005 and December 31, 2004 are as follows:

	September 30,	December 31,
Property and Note Description	2005	2004

Commodore Plaza Gulfport, Mississippi: First lien note dated October 28, 2002, with interest at 7.48%, monthly installments of $28,263 including principal and interest and due in full November 1, 2012	$3,952,649	$3,978,452
Three Austin Buildings - Austin, Texas First lien bearing interest at 5.5% with thirty-five monthly installments of $41,067 including principal and interest starting July 5, 2003 and a final payment on March 27, 2006	4,803,500	4,968,941
Other notes payable: Promissory note dated June 29, 2005, due July 1, 2006 with payment of monthly interest beginning August 1, 2005 at 17.0% and secured by tax lien from Tarrant County, Texas.	144,637	--
Total notes payable	8,900,786	8,947,393
Less current maturities of long-term debt	4,991,960	(5,007,717)
Long-term notes payable	$3,908,826	$3,939,676

The note on the three Austin buildings has normal covenants regarding liquidation, merger, sale of assets, indebtedness, transfer of ownership, payment of dividends and other restrictions. The note also has a “debt service coverage ratio, as defined in the note agreement and reporting requirements. At September 30, 2005, the Company was in default of the debt service coverage ratio and received a verbal waiver of this covenant while the Company attempts to lease office space to suitable tenants. The lender has advised the Company that it will not at this time pursue its legal remedies. The entire amount of this note, which is due on March 27, 2006, has been classified as a current liability on the balance sheet. The Company is currently seeking alternative financing to retire this note and extend the due date.

Due to Hurricane Katrina, the lender waived payments and late fees on the Company’s loan on its Gulfport, Mississippi property for the months of September and October 2005. The Company’s business interruption insurance will make these payments directly to the lender once the Company’s claim is processed.

At September 30, 2005, the net carrying value of the properties collateralizing the real estate notes was $7,285,685. The real estate note secured by the three Austin buildings is guaranteed by shareholders of the Company.

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

NOTE 6. SUBSEQUENT EVENTS

In October 2005, the Company entered into a Loan Agreement with ITI Capital, Inc. pursuant to which ITI Capital agreed to loan funds to the Company to meet the Company’s working capital needs pending negotiation of a potential acquisition of ITI Capital by the Company. Pursuant to the Loan Agreement, the Company may borrow funds from ITI Capital in one or more tranches in an aggregate amount not to exceed $250,000. The loan commitment terminates on the earlier of December 31, 2005 or termination of acquisition discussions with ITI Capital. The loans are repayable with interest at 8% on December 31, 2005. The loans are secured by junior lien positions on substantially all of the Company’s real estate.

As of November 15, 2005, the Company had borrowed an aggregate of $45,000 under the Loan Agreement.

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

The following discussion and analysis of the Company’s financial condition as of September 30, 2005, and the Company’s results of operations for the three and nine months ended September 30, 2005 and 2004, and its cash flows for the nine months ended September 30, 2005 and 2004, should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2004 and 2003 contained in its Annual Report on Form 10-KSB/A previously filed with the Securities and Exchange Commission.

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

Leased properties held during the 2005 period consisted of three properties located in Austin, Texas, each of which was leased to agencies of the State of Texas under leases in which the tenant pays a fixed monthly rental. The Company also owned one retail property in Gulfport, Mississippi, which is currently leased to three retail tenants on a "net lease" basis. Hurricane Katrina created extensive roof damage to the property located in Gulfport, Mississippi. The Company carries sufficient loss coverage for its properties and has been advised by the insurance carrier that the Company’s loss will be covered under its policy. In addition, the Company maintains business interruption insurance and the Company will be reimbursed by the insurance carrier for rents lost during the reconstruction period. The Company anticipates the roof repairs to be completed by the end of November 2005. The insurance company will pay the building contractor directly for the cost of repairs to the building and will reimburse the Company directly for lost rents.

During the 2005 period, the Company has concentrated its efforts on the possible sale of its properties, seeking out tenants to occupy its vacant space and seeking sources of financing to replace its mortgage on its three Austin, Texas properties, which mortgage is due March 27, 2006.

Pursuant to its ongoing efforts to finance its operations and improve operating results, the Company, during 2005, entered into discussions with ITI Capital, Inc. with respect to the potential acquisition by the Company of a controlling interest in ITI Capital. ITI Capital is a financial services firm principally engaged in international finance and investments. In connection with discussions with ITI Capital, in October 2005, the Company entered into a Loan Agreement with ITI Capital pursuant to which ITI Capital agreed to loan funds to the Company to meet the Company’s working capital needs pending negotiation of a potential acquisition of ITI Capital by the Company. Pursuant to the Loan Agreement, the Company may borrow funds from ITI Capital in one or more tranches in an aggregate amount not to exceed $250,000. The loan commitment terminates on the earlier of December 31, 2005 or termination of acquisition discussions with ITI Capital. The loans are repayable with interest at 8% on December 31, 2005. The loans are secured by junior lien positions on substantially all of the Company’s real estate.

As of November 15, 2005, the Company had borrowed an aggregate of $45,000 under the Loan Agreement.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. A description of the Company’s critical accounting policies is set forth in the Company’s Form 10-KSB/A for the year ended December 31, 2004. As of, and for the nine months ended, September 30, 2005, there have been no material changes or updates to the Company’s critical accounting policies.

Results of Operations

Revenue

Revenue totaled $730,160 during the nine months ended September 30, 2005 as compared to $870,715 during the nine months ended September 30, 2004. All revenue was derived from the leases of the four properties owned and operated by the Company at September 30, 2005. Base rental amounts are fixed by contract subject to contractual escalation provisions and obligations of tenants to pay certain operating expenses associated with the properties. Estimated minimum annual rental payments to the Company, after giving effect to the sale of a property in December 2004, for the current leased properties are approximately $960,000 annually through 2006 and decrease thereafter. The decrease in rents during 2005 is a result of a tenant vacating the Gulfport, Mississippi property during 2005, which decrease is partially offset by a new tenant effective May 2005.

Real Estate Operating Expenses

Real estate operating expenses are costs associated with the ownership and operation of rental properties. Principal rental operating expenses consist of interest, taxes, depreciation and amortization, repairs and maintenance, utilities, professional and consulting fees and penalties and bad debt expense. Real estate operating expenses totaled $1,284,157 during the nine months ended September 30, 2005, an 18% reduction as compared to $1,574,115 during the same period in 2004. The reduction in real estate operating expenses reflects a 7% reduction ($30,480) in interest expense due to a lower principal balance of the mortgages during the 2005 period. The Company experienced a reduction in property tax rates on its Austin, Texas buildings and a marginal decrease in depreciation and amortization during the 2005 period when compared to the 2004 period. Repairs and maintenance, comprised of janitorial services, landscaping and property repairs, increased 97% ($25,858) when compared to the prior year period due to increased maintenance performed on the Company’s properties. Utilities, consisting principally of the cost of electricity, increased 31% ($5,289) when compared to the prior year period due to escalating energy rates.

        Professional and consulting fees are comprised of property management fees, legal and accounting fees and fees of outside consultants. The Company experienced a 42% decrease in these costs from $442,976 for the 2004 period to $255,718 for the 2005 period, which includes $133,750 and $135,000 paid to Thomas Mathew, the Company’s president for the 2005 and 2004 periods, respectively. The decrease was primarily attributable to expenses incurred during the 2004 period for the Company to become in compliance with the public company reporting requirements. Other real estate operating expenses decreased from $108,861 for the 2004 period to $50,688 for the 2005 period. The decrease was primarily attributable to cost reduction efforts placed into effect by the Company during 2005.

The Company did not experience any bad debt expense during the current fiscal period compared to bad debt expense of $83,955 during the prior year fiscal period. Bad debt expense for the 2004 period relates to funds advanced to Sterling REIT, an affiliated shareholder of the Company, in connection with the payment of certain expenses relating to properties to be transferred from Sterling REIT to the Company. The properties in question were never transferred to the Company. In 2004, pursuant to the terms of a Settlement Agreement, Sterling REIT pledged substantially all of its assets to the Company to secure repayment of amounts advanced by the Company. Based on an evaluation by management, all advances made to Sterling REIT at December 31, 2003 were determined to be uncollectible. During April 2005, the Company foreclosed and cancelled 11,320,007 shares of its common stock owned by Sterling REIT and pledged to the Company to secure repayment of advances to Sterling REIT by the Company totaling $2,553,261.

The Company incurred penalties of $48,673 during the 2005 period relating to unpaid real estate taxes on its three Austin, Texas buildings and its federal income tax liability.

Other Income

Other income, consisting of interest, recovery of bad debts and other income, totaled $65,252 during the nine months ended September 30, 2005 as compared to $828,624 during the same period in 2004. The Company obtained a recovery of bad debts of $55,061 during the 2005 period compared to $85,000 for the 2004 period. In April 2004, the Company received $485,000 from the settlement of a lawsuit relating to the Fort Worth Jet Center property that was sold in 2003. In September 2004, the Company settled a lawsuit with the City of Austin related to property taxes. This resulted in a release of escrowed funds of $222,000 established in the sale of assets in 2002. Interest income for the 2005 period was $3,452 compared to $18,142 for the 2004 period which decrease was a result of decreased cash balances.

Discontinued Operations

As a result of the sale of its property known as 4719-4735 South Congress in Austin, Texas, the Company recorded a loss from discontinued operations of $59,442 for the nine months ended September 30, 2004 and no gain or loss from discontinued operations during the 2005 period.

Liquidity and Capital Resources

Cash and Working Capital Position

At September 30, 2005, the Company had cash balances in non-restrictive accounts of $28,449 and a working capital deficit of approximately $5,217,647. Included in the working capital balance at September 30, 2005 was $205,463 of restricted cash held in trust by the lender on the Austin, Texas properties to assure compliance with financial ratios under the loan pending the leasing of vacant office space. The note on the three Austin buildings has normal covenants regarding liquidation, merger, sale of assets, indebtedness, transfer of ownership, payment of dividends and other restrictions. The note also has a “debt service coverage ratio,” as defined in the note agreement and reporting requirements. At September 30, 2005, the Company was in default of the debt service coverage ratio and received a verbal waiver of this covenant while the Company attempts to lease office space to suitable tenants. The lender has advised the Company that it will not at this time pursue its legal remedies. The entire amount of this note, which is due on March 27, 2006, has been classified as a current liability on the balance sheet. The Company is currently seeking alternative financing to retire this note and extend the due date.

       Due to Hurricane Katrina, the lender waived payments and late fees on the Company’s loan on its Gulfport, Mississippi property for the months of September and October 2005. The Company’s business interruption insurance will make these payments directly to the lender once the Company’s claim is processed.

At September 30, 2005, working capital balances excluded $165,843 which was held in escrow by the lender for the Commodore Plaza Shopping Center in Gulfport, Mississippi.

Cash Flows

Operations provided $35,700 of cash during the nine months ended September 30, 2005, as compared to $423,012 of cash provided by operations during the nine months ended September 30, 2004. The decrease when compared to the prior year period is primarily attributable to the two lawsuit settlements received in the 2004 period for the Fort Worth Jet Center and City of Austin, Texas.

Investing activities used cash of $29,152 during the 2005 period, relating to an increased amount held in escrow by the lender for the Company’s Gulfport, Mississippi property and an increase in restricted cash as a result of interest earned. The Company incurred capital expenditures of $23,468 during the 2004 period and did not incur any capital expenditures during the 2005 period.

Financing activities used $192,157 of cash during the nine months ended September 30, 2005, and used $45,241 of cash during the 2004 period. Cash used in financing activities during the 2005 period related to scheduled payments of mortgage principal. The cash used in financing activities during the 2004 period related to proceeds from a line of credit totaling $296,774 which was offset by payments on mortgages and notes payable and a certificate of deposit used to pay on a line of credit..

Long-Term Debt

At September 30, 2005, the Company had long-term debt, consisting of real estate notes payable, less current maturities, of $3,908,826 on its Gulfport, Mississippi property. The Company had a short-term note dated June 29, 2005 for payment of real estate taxes of $144,637, which note is due July 1, 2006 and the Company pays monthly interest beginning August 1, 2005 at 17%. The note on the three Austin, Texas buildings has normal covenants regarding liquidation, merger, sale of assets, indebtedness, transfer of ownership, payment of dividends and other restrictions. The note also has a “debt service coverage ratio,” as defined in the note agreement and reporting requirements. At September 30, 2005, the Company was in default of the debt service coverage ratio and received a verbal waiver of this covenant while the Company attempts to lease office space to suitable tenants. The entire amount of this note, which is due on March 27, 2006, has been classified as a current liability on the balance sheet. The Company is currently seeking alternative financing to retire this note and extend the due date.

The long-term indebtedness at September 30, 2005 was comprised of a loan on its Gulfport, Mississippi property, which is secured by a first lien position on the Company's Gulfport, Mississippi real estate.

Financial Commitments and Requirements

The Company's principal financial commitments and requirements relate to funding operational deficits, if any, overhead and servicing debt on Company real estate.

The Company’s only material contractual obligations requiring determinable future payments on its part are its notes payable secured by real estate and a tax lien. Scheduled debt service payments on the Company’s notes at September 30, 2005 are as follows:

Twelve Months Ending September 30,
2006	$4,991,960
2007	41,253
2008	46,909
2009	51,223
2010	55,440
Thereafter	3,714,001
Total	$8,900,786

The Company believes it lacks the necessary financial resources to support operations for the next twelve months, including meeting scheduled debt service and real estate tax obligations. The Company intends to seek extensions of those notes or to refinance the same but has no commitments in that regard. In the event the Company is unable to extend or refinance the real estate notes the Company may suffer substantial losses including potential foreclosure on properties or forced sale of the same.

In connection with the Company’s ongoing discussions regarding the potential acquisition of ITI Capital, the Company has entered into a Loan Agreement with ITI Capital pursuant to which ITI Capital agreed to loan funds to the Company to meet the Company’s working capital needs pending negotiation of a potential acquisition of ITI Capital by the Company. Pursuant to the Loan Agreement, the Company may borrow funds from ITI Capital in one or more tranches in an aggregate amount not to exceed $250,000. The loan commitment terminates on the earlier of December 31, 2005 or termination of acquisition discussions with ITI Capital. The loans are repayable with interest at 8% on December 31, 2005. The loans are secured by junior lien positions on substantially all of the Company’s real estate.

As of November 15, 2005, the Company had borrowed an aggregate of $45,000 under the Loan Agreement.

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

In connection with the audit of our financial statements for the fiscal year ended December 31, 2004, our independent registered public accounting firm informed us that we have significant deficiencies constituting material weaknesses as defined by the standards of the Public Company Accounting Oversight Board.

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

During the quarter ended September 30, 2005, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At September 30, 2005, the Company was in default of the debt service coverage ratio of the note secured by the Company’s Austin properties, in the aggregate principal amount of $3,949,645, and received a verbal waiver of this covenant while it attempts to lease office space to suitable tenants.

ITEM 5. OTHER INFORMATION

In October 2005, the Company entered into a Loan Agreement with ITI Capital, Inc. pursuant to which ITI Capital agreed to loan funds to the Company to meet the Company’s working capital needs pending negotiation of a potential acquisition of ITI Capital by the Company. Pursuant to the Loan Agreement, the Company may borrow funds from ITI Capital in one or more tranches in an aggregate amount not to exceed $250,000. The loan commitment terminates on the earlier of December 31, 2005 or termination of acquisition discussions with ITI Capital. The loans are repayable with interest at 8% on December 31, 2005. The loans are secured by junior lien positions on substantially all of the Company’s real estate.

As of November 15, 2005, the Company had borrowed an aggregate of $45,000 under the Loan Agreement.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Loan Agreement, dated October 24, 2005 between Sterling Equity Holdings, Inc. and ITI Capital, Inc.
31.1	Section 302 Certifications
32.1	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                        STERLING EQUITY HOLDINGS, INC.

                                        By: /s/ Thomas Mathew _______
                                        Thomas Mathew, President and
                                            Principal Financial Officer

Date: November 21, 2005