Form 10KSB
period 2005-12-31
STERLING EQUITY HOLDINGS INC
filed 2007-04-25
CIK 1160544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Issuer’s revenues for the fiscal year ended December 31, 2005, were $1,007,702.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of April 9, 2007, based upon the last reported sales price on the Pink Sheets was $52,500.

The Registrant’s common stock outstanding as of April 9, 2007, was 28,335,061 shares.

DOCUMENTS INCORPORATED BY REFERENCE:
None
Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

INDEX TO FORM 10-KSB
December 31, 2005

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

PART I

ITEM 1. BUSINESS

GENERAL

Sterling Equity Holdings, Inc., a Nevada corporation (“Sterling Holdings” or the “Company”), originally incorporated under the name BlueStar Leasing, Inc., was formed in January 2001 and, following a series of acquisitions during 2002 and the sale of certain operations in 2003, is principally engaged in the business of acquiring, operating and holding equity interests in business entities primarily in the real estate industry.

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

In April 2002, BlueStar entered into a letter of intent with Sterling REIT, Inc. (“Sterling REIT”) pursuant to which Sterling REIT agreed in principal to form a new company (“Sterling FBO”) and transfer to Sterling FBO certain airport Fixed Base Operations (“FBO's”) and BlueStar agreed in principal to acquire Sterling FBO. Pursuant to the letter of intent, certain principal shareholders of BlueStar agreed in principal to cause certain holdings of existing shareholders to be sold to designees of Sterling REIT and Sterling REIT agreed in principal to cause such shares to be purchased.

In May 2002, Sterling REIT incorporated Sterling FBO Holdings as a Nevada corporation.

In June 2002, BlueStar and Sterling FBO Holdings entered into a Common Stock Purchase Agreement pursuant to which BlueStar agreed to acquire 100% of the stock of Sterling FBO in exchange for 42,750,000 shares of common stock. Due to delays in transferring the agreed upon FBO operations into Sterling FBO, the Common Stock Purchase Agreement was amended in June 2002 to extend the closing date until September 30, 2002 and to reduce the shares issuable by BlueStar at closing to 8,638,334 to reflect the anticipated transfer to Sterling FBO of certain income producing real estate on or before the closing date.

        Simultaneous with the execution of the Common Stock Purchase Agreement, the existing officers and directors of BlueStar resigned and appointed Ron Bearden, the President of Sterling REIT, as the sole officer and director of BlueStar.

In September 2002, the partners in four real estate partnerships managed by Sterling REIT transferred to Sterling FBO all, or substantially all, of the partnership interests in those partnerships in exchange for stock of Sterling FBO. As a result of the transfer to Sterling FBO Holdings of the real estate partnership interests, Sterling FBO acquired, through ownership of the partnership interests, interests in commercial real estate properties located in Austin, Texas at 4708 MLK, 4405 Springdale, 4501 Springdale and 4719-4735 Congress (collectively, the “Austin Properties”).

Effective at the close of business on September 30, 2002, BlueStar completed the exchange contemplated in the amended Common Stock Purchase Agreement (the “Exchange”) pursuant to which BlueStar issued an aggregate of 8,638,334 shares of common stock in exchange for 100% of the outstanding shares of common stock of Sterling FBO. Pursuant to the terms of the Exchange, each share of Sterling FBO common stock was exchangeable for one share of BlueStar common stock. As a result of the Exchange, Sterling FBO became a wholly owned subsidiary of BlueStar. The share ownership, in total and as a percentage of outstanding shares, of each of the officers, directors and principal shareholders of Sterling FBO in Blue Star and in Sterling FBO, prior to the Exchange, and in the Company, following the Exchange, are as follows:

	Holdings Immediately Prior to Exchange				Holdings in Company Following Exchange
	BlueStar		Sterling FBO
Name	Shares	%	Shares	%	Shares	%

Ron F. Bearden (1)	0	0	1,500,000	17.4	1,500,000	10.1
Gregory Neuman (2)	0	0	1,500,000	17.4	1,500,000	10.1
Hugo Verhaeghe (3)	0	0	3,937,117	45.6	3,937,117	26.4
Chaz Glace (4)	0	0	1,701,217	19.7	1,701,217	11.4

(1)
Shares indicated as owned by Ron F. Bearden are held of record by R.F. Bearden Associates. Rebecca Bearden is the sole shareholder of R.F. Bearden Associates. Mr. Bearden is the sole officer and director of R.F. Bearden Associates and was President and sole director of both Blue Star and Sterling FBO immediately prior to and after the Exchange. Mr. Bearden disclaims ownership of all shares held in the name of R.F. Bearden Associates.

(2)    Shares indicated as owned by Gregory Neuman are held of record by Old Capitol Club, Inc.

(3)
Shares indicated as owned by Hugo Verhaeghe are held of record by Geld Fund LLC as to 1,022,000 shares and Sterling REIT as to 2,915,117 shares. Mr. Verhaeghe may be deemed to control Geld Fund and Sterling REIT.

(4)    Shares indicated as owned by Chaz Glace are held of record by Chasco Investments, Inc.

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

    Commodore Plaza, Ltd. was acquired from entities controlled by Hugo Verhaeghe, Chaz Glace and Thomas Mathew, each of which may be deemed to be affiliates of the Company by reason of the holdings of common stock by those persons and entities or affiliates of those entities. The share ownership, in total and as a percentage of outstanding shares, of each of the officers, directors and principal owners of Commodore Plaza, Ltd. in the Company and in Commodore Plaza, Ltd., prior to the acquisition of Commodore Plaza, and in the Company, following the acquisition of Commodore Plaza, are as follows:

	Holdings Immediately Prior to Acquisition			Holdings in Company Following Acquisition
	Company		Commodore Plaza
Name	Shares	%	%	Shares	%

Hugo Verhaeghe (1)	3,937,117	26.4	75	5,337,117	31.6
Chaz Glace (2)	1,701,217	11.4	20	2,101,217	12.4
Thomas Mathew (3)	0	0.0	5	200,000	1.2

(1)	Shares indicated as owned by Hugo Verhaeghe are held of record by Geld Fund LLC and Sterling REIT. Mr. Verhaeghe may be deemed to control Geld Fund and Sterling REIT.

(2)    Shares indicated as owned by Chaz Glace are held of record by Chasco Investments, Inc.

(3)	Shares indicated as owned by Thomas Mathew are held of record by Mathew Investment Partnership.

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

    Both Greeley FBO and Sterling Austin Aero were acquired from entities controlled by Hugo Verhaeghe, Chaz Glace and Thomas Mathew, each of whom may be deemed to be affiliates of the Company by reason of their holdings of common stock of the Company. The share ownership, in total and as a percentage of outstanding shares, of each of the officers, directors and principal owners of Greeley FBO and Sterling Austin Aero in the Company and in each of Greeley FBO and Sterling Austin Aero, prior to the acquisition of Greeley FBO and Sterling Austin Aero, and in the Company, following the acquisition of Greeley FBO and Sterling Austin Aero, are as follows:

	Holdings Immediately Prior to Acquisition				Holdings in Company Following Acquisition
	Company		Greeley FBO	Sterling Austin Aero
Name	Shares	%	%	%	Shares	%

Hugo Verhaeghe (1)	5,337,117	31.6	51.7	50.0	8,043,150	36.2
Chaz Glace (2)	2,101,217	12.4	16.4	40.0	3,484,550	15.7
Thomas Mathew (3)	200,000	1.2	31.9	10.0	1,420,634	6.4

(1)	Shares indicated as owned by Hugo Verhaeghe are held of record by Geld Fund LLC and Sterling REIT. Mr. Verhaeghe may be deemed to control Geld Fund and Sterling REIT.

(2)    Shares indicated as owned by Chaz Glace are held of record by Chasco Investments, Inc.

(3)	Shares indicated as owned by Thomas Mathew are held of record by Mathew Investment Partnership.

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

Each of Casper Jet Center, L.L.C., Austin Aero FBO, Ltd. and Sterling-Ft. Worth Jet Center, Ltd. were acquired from entities controlled by Thomas Mathew and Hugo Verhaeghe, both of whom may be considered affiliates of the Company as a result of their holdings of common stock of the Company. The share ownership, in total and as a percentage of outstanding shares, of each of the officers, directors and principal owners of Casper Jet Center, L.L.C., Austin Aero FBO, Ltd. and Sterling-Ft. Worth Jet Center, Ltd. in the Company and in each of Casper Jet Center, L.L.C., Austin Aero FBO, Ltd. and Sterling-Ft. Worth Jet Center, Ltd., prior to the acquisition of Casper Jet Center, L.L.C., Austin Aero FBO, Ltd. and Sterling-Ft. Worth Jet Center, Ltd., and in the Company, following the acquisition of Casper Jet Center, L.L.C., Austin Aero FBO, Ltd. and Sterling-Ft. Worth Jet Center, Ltd., are as follows:

	Holdings Immediately Prior to Acquisition					Holdings in Company Following Acquisition
	Company		Casper Jet Center	Austin Aero FBO	Sterling-Ft. Worth Jet Center
Name	Shares	%	%	%	%	Shares	%

Hugo Verhaeghe (1)	8,043,150	36.2	50.0	50.0	67.0	12,855,607	40.9
Thomas Mathew (2)	1,420,634	6.4	50.0	50.0	33.0	5,840,958	18.6

(1)	Shares indicated as owned by Hugo Verhaeghe are held of record by Geld Fund LLC and Sterling REIT. Mr. Verhaeghe may be deemed to control Geld Fund and Sterling REIT.

(2)	Shares indicated as owned by Thomas Mathew are held of record by Mathew Investment Partnership.

On December 30, 2002, the Company completed an exchange pursuant to which BlueStar issued an aggregate of 8,223,953 shares of common stock in exchange for 100% of the outstanding shares of common stock of Ft. Worth Jet Center, Inc.

Ft. Worth Jet Center, Inc., owned and operated a private airport facility in Tucson, Arizona, under the name of Gate One Tucson.

    Ft. Worth Jet Center, Inc. was acquired from entities controlled by Thomas Mathew and Hugo Verhaeghe both of whom may be considered affiliates of the Company as a result of their holdings of common stock of the Company. The share ownership, in total and as a percentage of outstanding shares, of each of the officers, directors and principal owners of Ft. Worth Jet Center, Inc. in the Company and in Ft. Worth Jet Center, Inc., prior to the acquisition of Ft. Worth Jet Center, Inc., and in the Company, following the acquisition of Ft. Worth Jet Center, Inc., are as follows:

	Holdings Immediately Prior to Acquisition			Holdings in Company Following Acquisition
	Company		Ft. Worth Jet Center
Name	Shares	%	%	Shares	%

Hugo Verhaeghe (1)	12,855,607	40.9	64.2	18,132,095	45.7
Thomas Mathew (2)	5,840,958	18.6	35.8	8,788,423	22.2

(1)	Shares indicated as owned by Hugo Verhaeghe are held of record by Geld Fund LLC and Sterling REIT. Mr. Verhaeghe may be deemed to control Geld Fund and Sterling REIT.

(2)	Shares indicated as owned by Thomas Mathew are held of record by Mathew Investment Partnership.

In December of 2002, the Company entered into an agreement to sell the underlying assets of each of its airport operating companies, being Greeley FBO, Sterling Austin Aero, Casper Jet Center, Austin Aero FBO, Sterling-Ft. Worth Jet Center, and Ft. Worth Jet Center, to an unaffiliated third party. On January 6, 2003, Sterling Austin Aero and Austin Aero FBO were sold for $8.5 million with the Company receiving $1.5 in cash before payment of settlement charges and providing $7 million in seller financing to the buyer. The sale of the assets of the other operating companies was completed on February 27, 2003, with the Company receiving $10 million in cash plus the payoff of the seller financing notes of $7 million issued on January 6, 2003. Additional consideration, not to exceed $6 million, was payable over the three year period following closing in the form of an earn-out calculated based on $2.00 per gallon of jet fuel sold in excess of an increasing minimum sales level. From these proceeds, the Company paid all debts related to the assets sold and $880,000 was set aside as an escrow for contingencies over an eighteen month period.

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

On January 13, 2004, Ron F. Bearden resigned as Chairman and President of the Company and Thomas Mathew was appointed President, Treasurer and a director and Lloyd Shoppa was appointed Chairman, Secretary and a director of the Company. On September 8, 2005, Mr. Shoppa resigned as Chairman, Secretary and a director and Mr. Mathew assumed those duties.

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

Based on the initial findings of the new management, the Company and Sterling REIT entered into a Settlement Agreement pursuant to which Sterling REIT delivered to the Company a Promissory Note evidencing the obligation of Sterling REIT to pay the amounts advanced by the Company and a Pledge Agreement, Security Agreement and multiple Deeds of Trust securing repayment of the note with substantially all of the assets of Sterling REIT. All amounts owed by Sterling REIT have been written off as bad debts. During 2004 and 2005, the Company received certain excess proceeds from the sale of properties by Sterling REIT resulting in a partial recovery of bad debt.

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

In September 2006, the Comapny entered into a contract to sell its Commodore Plaza property.  On March 29, 2007, the Company closed on the sale of its Commodore Plaza property to HSM Commodore S/C, L.P.  The sales price was $4,550,000 and after repayment of the Comapny's mortgage note in the principal amount of $3,885,899 and other closing costs, the Company received net proceeds of $504,188.

        Simultaneous with the appointment of the new management team, the Company relocated its executive offices to 1600 Airport Freeway, Suite 370, Bedford, Texas 76022, telephone number (817) 358-0551.

BUSINESS DEVELOPMENT DURING, AND AFTER, 2005

During 2005, the Company concentrated its efforts on the possible sale of its properties, seeking out tenants to occupy its vacant space and seeking sources of financing to replace its mortgage on its three Austin, Texas properties, which mortgage was due March 27, 2006, while also evaluating other opportunities to expand its operations beyond its current real estate operations.

Pursuant to those efforts, the Company entered into a lease of the vacant warehouse space in its 4708 MLK property. The lease which was effective November 1, 2005, provided a free rent period for the months of December 2005 through May 2006 when the tenant will begin paying rent.

During 2005, the Company was not in compliance with its debt service coverage ratio relating to its Austin properties. The Company’s lender provided a verbal waiver of the default and did not pursue its legal remedies in connection with the default. The loan on the Austin properties matures in March 2006 and the Company was actively engaged in efforts to refinance the properties. In May 2006, the Company entered into an agreement with its lender extending the maturity of the Austin property loans until March 2007. As of April 17, 2007, the lender had not agreed to extend the maturity of the Austin property loans and the Company was seeking alternative financing or other alternatives, including an assignment to a guarantor of the Comapny's loans who is also a shareholder of the Company.

During April 2005, the Company foreclosed, cancelled and returned to unissued 11,320,007 shares of its common stock owned by Sterling REIT and pledged to the Company to secure repayment of advances to Sterling REIT totaling $2,553,261.

In August 2005, the Company’s Commodore Plaza property suffered extensive damage from Hurricane Katrina. Due to Hurricane Katrina, the lender waived payments and late fees on the Company’s loan on the property for the months of September and October 2005. Repairs on the property were completed in February 2006. All damages incurred in excess of a $40,000 deductible were paid by the Company’s insurance and lost revenues were covered by the Company’s business interruption insurance.

Pursuant to its ongoing efforts to finance its operations and improve operating results, the Company, during 2005, entered into discussions with ITI Capital, Inc. with respect to the potential acquisition by the Company of a controlling interest in ITI Capital. ITI Capital is a financial services firm principally engaged in international finance and investments. In connection with discussions with ITI Capital, in October 2005, the Company entered into a Loan Agreement with ITI Capital pursuant to which ITI Capital agreed to loan funds to the Company to meet the Company’s working capital needs pending negotiation of a potential acquisition of ITI Capital by the Company. Pursuant to the Loan Agreement, the Company was entitled to borrow funds from ITI Capital in one or more traunches in an aggregate amount not to exceed $250,000. The loan commitment terminated on the earlier of December 31, 2005 or termination of acquisition discussions with ITI Capital. The loans were repayable with interest at 8% on December 31, 2005. The loans are secured by junior lien positions on substantially all of the Company’s real estate.

As of December 31, 2005, the Company had borrowed an aggregate of $70,000 under the Loan Agreement. ITI Capital verbally extended the term of the loan to the Company, and the repayment term, until such time as the Company closed on the sale of its Commodore Plaza property, which sale was closed on March 30, 2007.

In August 2006, the Company entered into an Exchange Agreement with ITI Capital pursuant to which the Company agreed to acquire 100% of the outstanding shares of ITI Capital in exchange for common stock and preferred stock of the Company subject to satisfaction of various conditions. As of April 17, 2007, the conditions of closing the Exchange Agreement with ITI Capital had not yet been satisfied and the acquisition was pending. There is no assurance that the conditions set out in the Exchange Agreement will be satisfied and that the Company will ultimately acquire ITI Capital on the terms set out in the Exchange Agreement or at all.

In September 2006, the Company entered into a contract to sell its Commodore Plaza property. On March 29, 2007, the Company closed on the sale of its Commodore Plaza property to HSM Commodore S/C, L.P. The sales price was $4,550,000 and after repayment of the Company’s mortgage note in the principal amount of $3,885,899 and other closing costs, the Company received net proceeds of $504,188.

PROPERTIES

As of December 31, 2005, the Company owned interests in four properties owned in fee simple.

Three of the Company’s properties held at December 31, 2005 were located in Austin, Texas and were leased to agencies of the State of Texas and an unaffiliated third party. Under those leases, the Company receives fixed monthly rental payments and the agencies of the State of Texas are responsible for payment of various operating costs of the property. The unaffiliated third party tenant is responsible for payment of a proportionate amount of property taxes, general liability insurance, utility expenses and maintenance of the interior of its space. This tenant also has a first right of refusal to purchase the property known as 4708 MLK at a predetermined purchase price based upon which month the tenant is in under its current lease. All of its Austin leases specify a minimum amount of insurance coverage required to be carried by each tenant. The Company believes that the insurance policies required to be carried by the tenants will adequately cover the replacement cost of the properties and any personal liability losses, which the tenants may sustain.

The following table summarizes, as of December 31, 2005, the principal terms and significant data regarding each of the leased properties in Austin, Texas:

	4501 Springdale	4405 Springdale	4708 MLK
Lease term (1)
Suite A	Vacant	5 Yrs	5 Yrs
Suite B	8 Yrs	5 Yrs	NA
Suite C	NA	5 Yrs	NA
Warehouse (3)	NA	NA	5 Yrs
Expiration
Suite A	NA	1/31/07 (2)	7/31/07
Suite B	1/31/09	1/31/07 (2)	NA
Suite C	NA	1/31/07 (2)	NA
Warehouse	NA	NA	10/31/10
Renewal options	NA	NA	Option to purchase (4)
Square footage
Suite A	4,663	16,475	12,000
Suite B	7,945	10,975	NA
Suite C	NA	16,470	NA
Warehouse	NA	NA	38,910
Base Annual Rental
Suite A	NA	$148,004	$108,000
Suite B	$81,975	$86,342	NA
Suite C	NA	$116,928	NA
Warehouse	NA	NA	$140,076

(1)	Each of the leases with agencies of the State of Texas includes a right on the part of the State of Texas as tenant to terminate the lease based on budgetary restraints.
(2)	Subsequent to December 31, 2005, the leases with the State of Texas were extended to January 31, 2012.
(3)	The warehouse at the 4708 MLK property was leased on October 26, 2005, effective November 1, 2005, with free rent being provided for the period December 2005 through May 2006.
(4)	Lessor has the option to purchase the property for a predetermined fixed prices based upon particular dates within the lease term.

The fourth leased property held at December 31, 2005 is the Commodore Plaza Shopping Center located in Gulfport, Mississippi and leased to retail establishments. Under those leases, the Company receives fixed monthly rental payments and the tenants are responsible for payment of all property taxes, general liability insurance, utility expenses and maintenance of the interior of their space. All of the leases specify a minimum amount of insurance coverage required to be carried by each tenant in addition to the "all risks" insurance policy for 100% of the replacement value of the property.

The following table summarizes, as of December 31, 2005, the principal terms and significant data regarding each of the tenants of Commodore Plaza Shopping Center:

	OfficeMax	Michaels	Nextel
Lease term	15 Yrs	10 Yrs	5 Yrs
Expiration of primary term	6/03	7/08	3/10
Expiration of current term	7/13	1/09	3/10
Renewal option	4 Options, 5 years each	4 Options, 5 years each	2 Options, 5 years each
Square footage	23,500	19,834	3,181
Base annual rental	$246,746	$178,506	$31,810

DISCONTINUED OPERATIONS

On December 15, 2004, the Company completed the sale of its property known as 4719-4735 South Congress in Austin, Texas, consisting of approximately 1.14 acres with improvements, which property was leased by the Company to agencies of the State of Texas. The property was sold to SAGA Building, LLP, an unaffiliated third party. The sale price of the property was $1,200,000, the proceeds of which were applied in full to transaction costs and reduction of the Company’s secured debt. The Company recorded a loss of approximately $279,649, which loss is included in “Loss from discontinued operations” on the consolidated statements of operations.

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

COMPETITIVE CONDITIONS

The properties the Company owns in Austin, Texas at December 31, 2005 are leased to various agencies of the State of Texas and an unaffiliated third party. While those state agencies are not subject to competition, upon the expiration of the leases those agencies may seek out other space to lease. The tenants of the Company’s other retail property in Mississippi have long-term leases with options to extend and upon lease expiration, other competing tenants will be sought. Similarly, properties that the Company may acquire in the future will be subject to risks affecting the tenants and risks that tenants will relocate at the end of the lease term. The real estate rental markets in which the Company operates now and in the future are subject to fluctuations and are affected by local economic conditions. There will typically be a large number of comparable properties that compete with the Company’s properties for tenants. Many property owner/operators may be willing to lease space on terms significantly more favorable to tenants than is the Company, in which case the Company may lose tenants. The Company attempts to mitigate competitive factors by acquiring properties with existing tenants that are financially sound and long-term leases.

EMPLOYEES

As of December 31, 2005, the Company employed one full-time employee/officer of the Company. The Company’s current operations are limited to the acquisition, oversight, collection of lease payments and other administrative functions associated with the ownership of leased properties. In that regard, the Company may, from time to time retain consultants or part-time employees to provide services.

ITEM 2. PROPERTIES

As of December 31, 2005, the Company owned properties that are described more fully under Item 1. “Business - Properties”.

As of December 31, 2005, the Company’s principal offices are located at 1600 Airport Freeway, Suite 370, Bedford, Texas 76022. Those offices are leased from a third party pursuant to a short-term lease at a monthly rent of approximately $1,085. Management believes that its facilities are adequate to support operations for the foreseeable future.

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

There is no established trading market in the Company’s common stock and trading therein is sporadic. The last reported price of the Company’s common stock, as of April 9, 2007, was $0.01.

Holders

As of April 9, 2007, there were approximately 42 holders of record of the Company’s common stock.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company’s financial condition as of December 31, 2005, and the Company’s results of operations for the years in the two-year period ended December 31, 2005 and 2004, should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included elsewhere in this report.

Overview

Sterling Equity Holdings, Inc.’s (“Sterling Holdings” or the “Company”) business during the 2005 period included operation of four properties under leases. On December 15, 2004, the Company completed the sale of its property known as 4719-4735 South Congress, consisting of approximately 1.14 acres with improvements located in Austin, Texas, which property was leased by the Company to agencies of the State of Texas. As a result of this sale, all operating results relating to 4719-4735 South Congress operations have been reclassified as “discontinued operations” and are reported as a single entry on the Consolidated Statements of Operations.

Leased properties held during the 2005 period consisted of three properties located in Austin, Texas, each of which was leased to agencies of the State of Texas under leases in which the tenant pays a fixed monthly rental and a negotiated portion of the operating costs relating to the property. Effective November 2005, the Company leased warehouse space in its property known as 4708 MLK to an unaffiliated third party which is currently leased on a “net lease” basis and received free rent from December 2005 through May 2006 with a first right of refusal to purchase the property at a predetermined price. During the 2005 period, the Company also owned one retail property in Gulfport, Mississippi, which is currently leased to retail tenants on a "net lease" basis.

Developments During, and Following, 2005

During 2005, the Company concentrated its efforts on the possible sale of its properties, seeking out tenants to occupy its vacant space and seeking sources of financing to replace its mortgage on its three Austin, Texas properties, which mortgage was due March 27, 2006, while also evaluating other opportunities to expand its operations beyond its current real estate operations.

Pursuant to those efforts, the Company entered into a lease of the vacant warehouse space in its 4708 MLK property. The lease, which was effective November 2005, provided a free rent period from December 2005 through May 2006 when the tenant will begin paying rent.

During 2005, the Company was not in compliance with its debt service coverage ratio relating to its Austin properties. The Company’s lender provided a verbal waiver of the default and did not pursue its legal remedies in connection with the default. The loan on the Austin properties matures in March 2006 and the Company was actively engaged in efforts to refinance the properties. In May 2006, the Company entered into an agreement with its lender extending the maturity of the Austin property loan until March 2007. As of April 17, 2007, the lender had not agreed to extend the maturity of the Austin property loans and the Company is seeking alternative financing or other alternatives, including an assignment to a guarantor of teh Comapny's loans who is also a shareholder of the Company.

During April 2005, the Company foreclosed, cancelled and returned to unissued 11,320,007 shares of its common stock owned by Sterling REIT and pledged to the Company to secure repayment of advances to Sterling REIT totaling $2,553,261.

In August 2005, the Company’s Commodore Plaza property suffered extensive damage from Hurricane Katrina. Due to Hurricane Katrina, the lender waived payments and late fees on the Company’s loan on the property for the months of September and October 2005. Repairs on the property were completed in February 2006. All damages incurred in excess of a $40,000 deductible were paid by the Company’s insurance and lost revenues were covered by the Company’s business interruption insurance.

Pursuant to its ongoing efforts to finance its operations and improve operating results, the Company, during 2005, entered into discussions with ITI Capital, Inc. with respect to the potential acquisition by the Company of a controlling interest in ITI Capital. ITI Capital is a financial services firm principally engaged in international finance and investments. In connection with discussions with ITI Capital, in October 2005, the Company entered into a Loan Agreement with ITI Capital pursuant to which ITI Capital agreed to loan funds to the Company to meet the Company’s working capital needs pending negotiation of a potential acquisition of ITI Capital by the Company. Pursuant to the Loan Agreement, the Company was entitled to borrow funds from ITI Capital in one or more traunches in an aggregate amount not to exceed $250,000. The loan commitment terminated on the earlier of December 31, 2005 or termination of acquisition discussions with ITI Capital. The loans were repayable with interest at 8% on December 31, 2005. The loans are secured by junior lien positions on substantially all of the Company’s real estate.

As of December 31, 2005, the Company had borrowed an aggregate of $70,000 under the Loan Agreement. ITI Capital verbally extended the term of the loan to the Company, and the repayment term, until such time as the Company closed on the sale of its Commodore Plaza property, which sale was closed on March 30, 2007.

In August 2006, the Company entered into an Exchange Agreement with ITI Capital pursuant to which the Company agreed to acquire 100% of the outstanding shares of ITI Capital in exchange for common stock and preferred stock of the Company subject to satisfaction of various conditions. As of April 17, 2007, the conditions of closing the Exchange Agreement with ITI Capital had not yet been satisfied and the acquisition was pending. There is no assurance that the conditions set out in the Exchange Agreement will be satisfied and that the Company will ultimately acquire ITI Capital on the terms set out in the Exchange Agreement or at all.

In September 2006, the Company entered into a contract to sell its Commodore Plaza property. On March 29, 2007, the Company closed on the sale of its Commodore Plaza property to HSM Commodore S/C, L.P. The sales price was $4,550,000 and after repayment of the Company’s mortgage note in the principal amount of $3,885,899 and other closing costs, the Company received net proceeds of $504,188.

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

Based on the Company’s review of present operating properties and other long-lived assets, during the fiscal year ended December 31, 2005, the Company recorded no impairments of long-lived assets.

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

Based on the Company’s review of the ability of tenants to pay required rental payments, no allowance for tenant credit losses was established as of December 31, 2005.

Restatement of Previously Issued Financial Statements

The Company undertook a review of its accounting policies with respect to purchase accounting, in particular its 2002 acquisitions of FBO operations and rental real estate in Austin, Texas and Gulfport, Mississippi.

As a result of the Company’s review, the Company has revised its accounting for certain acquisitions in 2002 and restated its historical financial statements for each quarter ended March 31, June 30 and September 30, 2005, for the year ended December 31, 2004, and for each quarter ended March 31, June 30 and September 30, 2004.

Historically, the Company treated the acquisitions of the FBO’s, the Austin, Texas properties and Commodore Plaza as transfers of assets under “common control” due to the presence of common officers, directors and shareholders. As a result, the amount recorded by the Company with respect to each of the assets acquired was limited to the historical cost of those assets. Because of the limitation of the amounts recorded as historical costs, certain liabilities assumed in excess of such costs were recorded as goodwill. As a result of the Company’s review, the Company determined that the acquisitions did not meet the definition of transfers of assets under “common control” notwithstanding the existence of certain common officers, directors and shareholders. As a result of such determination, the Company has revised its accounting for each of the 2002 acquisitions to record such acquisitions at fair value in accordance with SFAS 141. Fair market value in each case was determined based on independent evidence of value in the nature of third party valuations and actual sales prices. Based on such revisions to the recorded values of assets acquired, it was determined that the liabilities assumed in those acquisitions did not exceed the recorded values and, accordingly, the goodwill previously recorded, based on the existence of liabilities in excess of fair value, was reversed (the revisions to financial statements described above are referred to as the “Purchase Accounting Restatement”).

Selected Financial Data

The following tables present selected historical financial data as of and for each of the years ended December 31, 2002 through 2005 derived from our consolidated financial statements as revised to reflect the Purchase Accounting Restatement.

	Years Ended December 31,
	2002	2003	2004	2005
Statement of Operations Data:	(Restated)	(Restated)	(Restated)
Rental revenues	275,887	1,231,921	1,150,455	1,007,702
Real estate operating expenses	448,467	2,596,720	2,174,746	1,948,297
Other operating expenses	1,001,019	1,694,264	142,687	36,022
Other income	--	47,175	833,919	69,676
Loss before income taxes	(1,173,599)	(3,011,888)	(333,059)	(906,941)
Benefit for income taxes	312,242	945,130	13,126	321,041
Net loss from continuing operations	(861,357)	(2,066,758)	(319,933)	(585,900)
Discontinued operations	(39,237)	(1,670,631)	(232,293)	--
Net loss	(900,594)	(3,737,389)	(552,226)	(585,900)
Net loss per share	(0.04)	(0.09)	(0.02)	(0.02)
Balance Sheet Data:
Working capital deficit	(434,856)	(730,038)	(5,224,842)	(5,236,277)
Total assets	33,483,068	14,318,959	11,614,134	10,764,520
Long-term debt, less current portion	9,644,744	9,675,300	3,939,676	3,910,825
Stockholders’ equity	5,785,919	2,048,530	1,496,304	910,404

Results of Operations

Revenue

Revenue totaled $1,007,702 during the year ended December 31, 2005 as compared to $1,150,455 during the year ended December 31, 2004. All revenue was derived from the leases of the four properties owned and operated by the Company at December 31, 2005. Base rental amounts are fixed by contract subject to contractual escalation provisions and obligations of tenants to pay certain operating expenses associated with the properties. The decline in revenues during 2005 was attributable to one tenant at the Company’s Commodore Plaza property that vacated its leased premises during 2005. Estimated minimum annual rental payments to the Company for the current leased properties are approximately $1,080,023 and $771,386 for 2006 and 2007, respectively, and decrease thereafter.

Real Estate Operating Expenses

Real estate operating expenses are costs associated with the ownership and operation of rental properties. Principal rental operating expenses consist of interest, taxes, depreciation and professional and consulting fees. Real estate operating expenses totaled $1,948,297 during the year ended December 31, 2005 as compared to $2,174,746 during the same period in 2004. The reduction in real estate operating expenses reflects a reduction in taxes, professional and consulting fees and other operating expenses, partially offset by increases in interest, depreciation and amortization and repairs and maintenance expense and utilities. The increase in interest expense was attributable to late payments of principal and interest on the company’s mortgage notes and the decrease in real estate taxes was a result of a lower tax rate in 2005 as compared to 2004. Professional and consulting fees decreased 27% during 2005 as compared to 2004 reflecting a reduction of costs associated with bringing the Company's public company reports current. Professional and consulting fees in 2005 included accounting and consulting fees of $82,607, legal fees of $70,867, brokerage fees of $36,560 and management fees and other consulting fees of $188,766, which amount includes $171,250 paid to Mr. Mathew, the Company's President. The Company anticipates that professional fees will be substantially reduced during 2006. The decrease in other expenses reflects certain office and general and administrative expenses which did not occur during 2005.

Other Operating Expenses

Other operating expenses related to penalties due the IRS for unpaid income taxes totaling $55,491 and bad debts totaling $87,196 during the year ended December 31, 2004, compared to $36,022 in penalties due the IRS for the 2005 period and no bad debts during such period.

Other Income

Other income, consisting of interest, recovery of bad debts and other income, totaled $69,676 during the year ended December 31, 2005 as compared to $833,919 during the same period in 2004. The decrease in other income was attributable to the one time receipt of settlement proceeds from two lawsuits of $707,000 during 2004, a decline in interest income of $14,617 resulting from lower cash balances held during 2005, reductions in one time recoveries of bad debts of $29,939 and reductions in other income items of $12,687.

Income Taxes

A benefit for income tax expense of $13,126 was recorded during the 2004 period and for the 2005 period a tax benefit of $175,376 was recorded in connection with the sale of its fixed base operations during 2003 and $145,665 which is the carryback of the 2005 tax net operating loss to 2003.

Discontinued Operations

As a result of the sale of its property known as 4719-4735 South Congress in Austin, Texas, the Company recorded a loss from discontinued operations of $279,649 for the year ended December 31, 2004 and no gain or loss from discontinued operations for the 2005 period.

The Company recognized a tax benefit of $47,356 in the 2004 period in connection with the sale of its 4719-4735 South Congress property.

Liquidity and Capital Resources

Cash and Working Capital Position

At December 31, 2005, the Company had cash balances in non-restrictive accounts of $102,988 and a working capital deficit of $5,236,277 as compared to cash balances in non-restrictive accounts of $214,058 and a working capital deficit of $5,224,842 at December 31, 2004. Included in the working capital balance at December 31, 2005 and 2004 was $163,818 and $210,346, respectively, of restricted cash held in trust by the lender of the Austin, Texas properties to assure compliance with financial ratios under the loan pending the leasing of vacant office space.

The decline in cash balance and deterioration in working capital was principally attributable to the operating loss incurred during 2005 and ongoing debt service payments.

Cash Flows

Operations provided $13,230 of cash during the year ended December 31, 2005, as compared to $124,257 during the year ended December 31, 2004. The decrease in operating cash flows during the 2005 period was a result of a larger net loss during the 2005 period, an increase in accounts receivable, prepaid expenses, other assets and a decrease in income taxes payable, partially offset by collection of amounts due from an affiliate and increases in accounts payable and accrued liabilities.

Investing activities provided cash of $33,775 during the 2005 period, primarily from a decrease in the amount of restricted cash.

Financing activities used $158,075 of cash during the year ended December 31, 2005, comprised of repayments of mortgage notes of $228,075 and borrowings under a short-term note of $70,000.

Real Estate Notes and Other Notes Payable

At December 31, 2005, the Company had real estate notes payable totaling $8,698,733, of which $4,787,908 was classified as short-term and $3,910,825 was classified as long-term.

Notes payable at December 31, 2005 related principally to loans secured by the Company’s Austin properties and the Commodore Plaza property.

The Austin properties secured a promissory note with a principal balance of $4,727,607 at December 31, 2005. The note provided for monthly installments of $41,067, including interest accruing at 5.5%, and maturing with a balloon payment of the balance being due March 27, 2006. During May 2006, the Company entered into a Modification, Renewal and Extension Agreement extending the maturity date of the note from March 27, 2006 until March 27, 2007 on the $4,684,976 principal amount of the note. The Company agreed to make monthly principal and interest payments of $43,136.36 each month beginning April 27, 2006 with all amounts owing under the note due March 27, 2007. The Company also agreed to increase the interest rate to 8.375%.

The Commodore Plaza property secured a promissory note with a principal balance of $3,992,626 at December 31, 2005. The note provides for monthly installments of $28,263, including interest accruing at 7.48%, and maturing with a balloon payment of the balance being due November 1, 2012.

Due to Hurricane Katrina, the lender waived payments and late fees on the Company’s loan on its Commodore Plaza property for the months of September and October 2005. The Company’s business interruption insurance made these payments directly to the lender once the Company’s claim was processed.

In addition to the Company’s real estate loans, on June 29, 2005, the Company borrowed $144,637 from II C.B., L.P. with the proceeds used to pay property taxes, interest and penalties to Travis County, Texas for 2004 real estate taxes on the Austin, Texas properties. The principal amount of the note is due on July 1, 2006 and the Company is required to make monthly interest payments beginning on August 1, 2005 at an annual interest rate of seventeen percent (17%). As security for the note, the Company transferred the tax lien filed by Tarrant County, Texas to II C.B., L.P.

In October 2005, the Company entered into a Loan Agreement with ITI Capital, Inc. pursuant to which ITI Capital agreed to loan funds to the Company to meet the Company’s working capital needs pending negotiation of a potential acquisition of ITI Capital by the Company. Pursuant to the Loan Agreement, the Company may borrow funds from ITI Capital in one or more traunches in an aggregate amount not to exceed $250,000. The loan commitment terminates on the earlier of December 31, 2005 or termination of acquisition discussions with ITI Capital. The loans are repayable with interest at 8% on December 31, 2005. The loans are secured by junior lien positions on substantially all of the Company’s real estate. As of December 31, 2005, the Company had borrowed an aggregate of $70,000 under the Loan Agreement. Maturity of the loans from ITI Capital were subsequently extended until the sale of the Company’s Commodore Plaza property, which sale closed on March 30, 2007.

Financial Commitments and Requirements

The Company's principal financial commitments and requirements relate to funding operational deficits, if any, overhead and servicing debt on Company real estate.

The Company’s only material contractual obligations requiring determinable future payments on its part are its notes payable secured by real estate and short-term notes. Scheduled debt service payments on real estate and short-term notes at December 31, 2005 are as follows:

Years Ending December 31,	Amounts
2006	$5,024,045
2007	45,108
2008	47,804
2009	52,373
2010	56,517
Thereafter	3,709,023
Total	$8,934,870

Inflation

Inflation has historically not had a material effect on the Company’s operations. Each of its leases includes escalation provisions based on cost-of-living increases. Accordingly, the Company believes inflation will not have a material adverse effect on its future operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the application of SFAS No. 109, Accounting for Income Taxes, by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition to recognition, FIN 48 provides guidance concerning measurement, derecognition, classification and disclosure of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006; accordingly, the Company will adopt FIN 48 effective as of January 1, 2007. Currently, the Company does not anticipate that the adoption of FIN 48 will have a material impact on its effective tax rate.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) AUG AIR-1 — Accounting for Planned Major Maintenance Activities. FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities because it results in the recognition of a liability in a period prior to the occurrence of the transaction or event obligating the entity. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006, and its guidance is applicable to entities in all industries. The Company will adopt the guidance in FSP AUG-AIR-1 as of January 1, 2007. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 established a dual approach that requires quantification of errors under two methods: (1) roll-over method which quantifies the amount by which the current year income statement is misstated, and (2) the iron curtain method which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not believe the adoption of SAB 108 will have an impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS 157 on January 1, 2008, and has not yet determined the impact, if any, on its consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Sterling Equity Holdings, Inc. and Subsidiary
Bedford, Texas

We have audited the accompanying balance sheets of Sterling Equity Holdings, Inc. and Subsidiary, as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity and cash flows for the two years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Equity Holdings, Inc. and Subsidiary as of December 31, 2005 and 2004, and the results of its operations and cash flows for the two years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 3, the Company restated its prior period financial statements.

                                        /s/  Thomas Leger & Co., L.L.P.
                                                        Thomas Leger & Co., L.L.P.
Houston, Texas
February 7, 2007

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS		(Restated)
Current assets:
Cash	$102,988	$214,058
Cash in restricted accounts	163,818	201,346
Accounts receivable	81,730	35,692
Prepaid items and other	32,176	30,249
Total current assets	380,712	481,345
Investment in real estate:
Buildings, improvements and leaseholds	10,980,303	10,980,303
Accumulated depreciation	(2,113,949)	(1,446,157)
	8,866,354	9,534,146
Land	1,258,643	1,258,643
Net investment in real estate	10,124,997	10,792,789
Other assets:
Deferred financing costs, net of amortization of $113,200 and $72,047 at December 31, 2005 and 2004, respectively	92,749	133,902
Due from affiliates	--	65,289
Rent receivable - long-term	9,338	--
Escrowed funds	135,224	140,809
Other	21,500	--
Total other assets	258,811	340,000
Total assets	$10,764,520	$11,614,134

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$52,651	$41,938
Accrued liabilities and deferred rental income	311,816	202,041
Income taxes payable	82,812	307,912
Deferred tax liability	145,665	145,665
Current portion - notes payable	4,787,908	5,007,717
Other notes payable	236,137	914
Total current liabilities	5,616,989	5,706,187
Long-term debt	3,910,825	3,939,676
Deferred tax liability - non-current	326,302	471,967
Total long-term liabilities	4,237,127	4,411,643
Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued	--	--
Common stock, $.001 par value, 70,000,000 shares authorized, 28,335,061 and
39,655,068 shares issued and outstanding at December 31, 2005 and 2004, respectively	28,335	39,655
Additional paid-in capital	6,658,178	6,646,858
Accumulated deficit	(5,776,109)	(5,190,209)
Total shareholders’ equity	910,404	1,496,304
Total liabilities and shareholders' equity	$10,764,520	$11,614,134

See accompanying notes to consolidated financial statements.

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
	Twelve Months Ended
	December 31,
	2005	2004
		(Restated)
Rental revenue	$1,007,702	$1,150,455
Real estate operating expenses:
Interest expense	588,623	575,228
Real estate taxes	108,414	163,650
Depreciation and amortization	708,944	703,167
Repairs and maintenance	62,486	43,449
Utilities	29,110	18,703
Professional and consulting fees	378,800	514,331
Other	71,920	156,218
Total real estate operating expenses	1,948,297	2,174,746
Penalties	36,022	55,491
Bad debt expense	--	87,196
Total operating expenses	1,984,319	2,317,433
Other income:
Interest income	4,871	19,488
Recovery of bad debts	55,061	85,000
Settlement of lawsuits	--	707,000
Other	9,744	22,431
Total other income	69,676	833,919
Loss before income taxes	(906,941)	(333,059)
Benefit for income tax expense	321,041	13,126
Net loss from continuing operations	(585,900)	(319,933)
Discontinued operations:
Loss from discontinued operations, including loss of $151,765 in 2004 from disposition	--	(279,649)
Benefit for income tax expense	--	47,356
Net loss from discontinued operations	--	(232,293)
Net loss	$(585,900)	$(552,226)
Basic and diluted net loss per share:
Loss from continuing operations	$(0.02)	$(0.01)
Loss from discontinued operations	0.00	(0.01)
Net loss per share	$(0.02)	$(0.02)
Weighted average number of common shares outstanding:
Basic and diluted	31,250,350	39,655,068

See accompanying notes to consolidated financial statements.

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD JANUARY 1, 2004 THROUGH DECEMBER 31, 2005

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balances at January 1, 2004 (Restated)	39,655,068	$39,655	$6,646,858	$(4,637,983)	$2,048,530
Net loss	--	--	--	(552,226)	(552,226)
Balances at December 31, 2004 (Restated)	39,655,068	39,655	6,646,858	(5,190,209)	1,496,304
Cancellation of shares	(11,320,007)	(11,320)	11,320	--	--
Net loss	--	--	--	(585,900)	(585,900)
Balances at December 31, 2005	28,335,061	$28,335	$6,658,178	$(5,776,109)	$910,404

See accompanying notes to consolidated financial statements.

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
		(Restated)
Cash flows from operating activities:
Net loss	$(585,900)	$(552,226)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	708,945	775,688
Deferred tax asset - non-cash	(145,665)	(66,304)
Gain from settlement of law suit	--	(200,000)
Gain from settlement of notes payable	--	(12,300)
Loss from discontinued operations	--	156,960
Changes in assets and liabilities:
Accounts receivable	(46,037)	405,406
Prepaid items and other	(1,927)	12,672
Due from affiliates	65,289	(65,289)
Other assets	(21,500)	--
Accounts payable	10,713	(149,295)
Income taxes payable	(225,100)	54,912
Accrued liabilities	254,412	(235,967)
Net cash provided by operating activities	13,230	124,257

Cash flows from investing activities:
Payment of closing expenses from sale of property	--	45,287
Decrease in restricted cash	37,528	8,601
Long-term rent receivable	(9,338)	--
(Increase) decrease in escrowed funds	5,585	(33,269)
Net cash provided by investing activities	33,775	20,619

Cash flows from financing activities:
Proceeds (repayment) of mortgage and other notes payable	(158,075)	40,487
Proceeds from line of credit	--	25,000
Net cash provided by (used in) financing activities	(158,075)	65,487

Net increase (decrease) in cash	(111,070)	210,363
Cash and cash equivalents, beginning of year	214,058	3,695
Cash and cash equivalents, end of year	$102,988	$214,058

Supplemental cash flow disclosures:
Interest paid	$499,069	$649,917
Income taxes paid	--	16,900

Supplemental non-cash disclosures:
Certificate of deposit used to pay line of credit	--	750,000
Cancellation of shares of common stock	11,320	--
Payment of real estate taxes with note proceeds	144,637	--

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

In a series of transactions consummated during the period between October 30, 2002 and December 30, 2002, the Company exchanged shares of its common stock for a 100% interest in five private aircraft flight service organizations and the real estate and operating licenses associated with each. Such service organizations are generally referred to as Fixed Base Operations or “FBO’s.”

The FBO’s were acquired, through SFBO, from SRI and affiliated shareholders for common stock in three planned separate transactions occurring in October, November and December of 2002. Those shareholders then immediately traded common shares, on a one for one basis, for common stock of BLS, except for the December 30, 2002 acquisition of operations in Fort Worth, Texas. For the December 30, 2002 acquisition, the Company exchanged its stock for the outstanding stock of Ft. Worth Jet Center, Inc. resulting in it becoming a wholly-owned subsidiary of the Company. The acquisition of the five FBO’S was treated as a purchase as of the various effective dates, with its assets and obligations recorded at their fair value.

On October 28, 2002, the Company acquired Commodore Plaza, Ltd, a limited partnership for an aggregate of 2,000,000 shares of its common stock. Commodore Plaza, Ltd. was acquired from four shareholders, each of which may be deemed to be affiliates of the Company by reason of the holdings of common stock. Commodore Plaza, Ltd. owns the Commodore Plaza Shopping Center in Gulfport, Mississippi which leases retail-shopping space to various tenants on a net lease basis. The acquisition was accounted for as a purchase with its assets and obligations recorded at their fair value.

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

The Company reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. As of December 31, 2005, the Company has not identified any such impairment losses.

e)	Comprehensive Income (Loss)

Comprehensive income is defined as all changes in shareholders’ equity, exclusive of transactions with owners, such as capital instruments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, changes in market value of certain investments in securities and certain changes in minimum pension liabilities. The Company’s comprehensive loss was equal to its net loss for the years ended December 31, 2005 and 2004.

f)	Discontinued Operations

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, effective for financial statements issued for fiscal years beginning after December 15, 2001, the results of operations and gain from the sale of the Company’s property known as 4719-4735 South Congress in 2004 are reflected in the consolidated statements of operations as “Gain (loss) from discontinued operations” for the year ended December 31, 2004.

g)	Real Estate and Depreciation

Costs incurred for the acquisition, development, construction and improvement of real properties, as well as significant renovations and betterments to the properties, are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization expense for the years ended December 31, 2005 and 2004, was $708,944 and $703,167, respectively.

Amounts included under the caption land, improvements and leaseholds on the consolidated balance sheets include the cost of the land fee interest, the land improvements, the leasehold improvements paid for tenants and amounts recorded, other than land costs, are depreciated on the straight-line method over their estimated useful lives of 15 to 20 years.

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

The Company evaluated for impairment its four remaining properties as of December 31, 2005, and has determined no impairment is warranted.

h)	Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and held in banks in unrestricted accounts. The Company considers all liquid investments with an original maturity date of three months or less to be cash equivalents.

i)	Restricted Cash

Restricted cash consists of a certificate of deposit which has been placed in trust with PlainsCapital Bank to fulfill the loan ratio covenant of the mortgage agreement with the bank. The bank orally agreed to release the certificate of deposit when vacant office space in one of the Austin, Texas buildings has been rented.

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

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments. If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. No allowance was required as of December 31, 2005 and 2004.

l)	Deferred Financing Costs

Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements. Unamortized deferred financing costs are expensed when the associated debt is refinanced before maturity. Costs incurred in seeking financial transactions, which do not close, are expensed in the period incurred. The amortization of loan costs for the years ended December 31, 2005 and 2004, was $113,200 and $72,047, respectively.

m)	Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its tenants. The allowance for non-collection of accounts receivable is based upon the expected collection of all accounts receivable. As of December 31, 2005, the Company did not have an allowance for uncollectible accounts receivable.

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

n)	Income Taxes

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

The utilization of the net operating loss and tax credit carry forwards which the Company might have in the future might be impaired or reduced under certain circumstances. Events which may affect the Company's ability to utilize these carry forwards include, but are not limited to, future profitability, or stock ownership changes as defined by Section 382 of the Internal Revenue Code.

o)	Advertising

Advertising costs are expensed as incurred and for the years ended December 31, 2005 and 2004 was $0 and $325, respectively.

p)	Earnings Per Share

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

During the years ended December 31, 2005 and 2004, there were no stock options or warrants outstanding, no convertible debt outstanding and no preferred stock outstanding.

q)	Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated.

r)	Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has suffered recurring losses from continuing operations through the year ended December 31, 2005. Net losses from continuing operations in 2005 and 2004 were $585,900 and $319,933, respectively. At December 31, 2005, the Company had negative working capital of $5,236,277 and was not in compliance with the debt service coverage ratio of the note relating to its Austin, Texas properties. The Company has also experienced cash flow problems with cash flows from its individual properties being inadequate to support overhead after paying debt service.

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

As a result of the Company’s non-compliance with the debt coverage ratio in its Austin, Texas real estate loan, the Company has been required to deposit in escrow approximately $42,423 as of April 17, 2006, and amounts due under that loan in March 2006 have been classified as current liabilities.

Losses during 2005 and 2004 reflected certain one-time charges and revenue items, including a one-time loss from the sale of one property in Austin as well as a gain from the settlement of a lawsuit offset by a bad debt charge and increased professional fees associated with litigation and bringing delinquent reports current with the SEC. Notwithstanding the anticipated one-time nature of those items of income and loss, the Company believes that the normalized cash flows from its current real estate holdings, after debt service, are inadequate to support overhead unless vacant space in its properties is leased, expenses are further reduced or assets are sold.

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

s)	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the application of SFAS No. 109, Accounting for Income Taxes, by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition to recognition, FIN 48 provides guidance concerning measurement, derecognition, classification and disclosure of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006; accordingly, the Company will adopt FIN 48 effective as of January 1, 2007. Currently, the Company does not anticipate that the adoption of FIN 48 will have a material impact on its effective tax rate.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) AUG AIR-1 — Accounting for Planned Major Maintenance Activities. FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities because it results in the recognition of a liability in a period prior to the occurrence of the transaction or event obligating the entity. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006, and its guidance is applicable to entities in all industries. The Company will adopt the guidance in FSP AUG-AIR-1 as of January 1, 2007. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 established a dual approach that requires quantification of errors under two methods: (1) roll-over method which quantifies the amount by which the current year income statement is misstated, and (2) the iron curtain method which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not believe the adoption of SAB 108 will have an impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS 157 on January 1, 2008, and has not yet determined the impact, if any, on its consolidated financial statements.

Reclassifications - The accompanying consolidated financial statements for the prior year contain certain reclassifications to conform with current year presentation.

NOTE 3. RESTATEMENTS

The Company has undertaken a review of its accounting policies with respect to purchase accounting, in particular its acquisitions of FBO operations and rental real estate in Austin, Texas and Gulfport, Mississippi. As a result of the Company’s review, the Company has revised its accounting for certain acquisitions in 2002 and restated its historical financial statements for each quarter ended March 31, June 30 and September 30, 2005, for the year ended December 31, 2004, and for each quarter ended March 31, June 30 and September 30, 2004.

Historically, the Company treated the acquisitions of the FBO’s, the Austin, Texas properties and Commodore Plaza as transfers of assets under “common control” due to the presence of common officers, directors and shareholders. As a result, the amount recorded by the Company with respect to each of the assets acquired was limited to the historical cost of those assets. Because of the limitation of the amounts recorded to historical costs, certain liabilities assumed in excess of such costs were recorded as goodwill. As a result of the Company’s review, the Company has determined that the acquisitions did not meet the definition of transfers of assets under “common control” notwithstanding the existence of certain common officers, directors and shareholders. As a result of such determination, the Company has revised its accounting for each of the 2002 acquisitions to record such acquisitions at fair value in accordance with SFAS 141. Fair market value in each case was determined based on independent evidence of value in the nature of third party valuations and comparable sales prices. Based on such revisions to the recorded values of assets acquired, it was determined that the liabilities assumed in those acquisitions did not exceed the recorded values and, accordingly, the goodwill previously recorded, based on the existence of liabilities in excess of fair value, was reversed.

The effects of the Company’s revisions to previously reported consolidated financial statements for the periods listed are summarized as follows:

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED RESTATED BALANCE SHEET
SEPTEMBER 30, 2005
(UNAUDITED)

	As Reported	Adjustments	As Restated

ASSETS

Current assets:
Cash	$28,449		$28,449
Cash in restricted accounts	205,463		205,463
Accounts receivable	62,308		62,308
Prepaid items and other	13,167		13,167
Total current assets	309,387		309,387
Investment in real estate:
Buildings, improvements and leaseholds	9,077,316	1,902,987	10,980,303
Accumulated depreciation	(3,050,274)	1,113,922	(1,936,352)
	6,027,042		9,043,951
Land	1,258,643		1,258,643
Net investment in real estate	7,285,685		10,302,594
Other assets:
Goodwill	647,043	(647,043)	--
Deferred financing costs	103,037		103,037
Escrowed funds	165,843		165,843
Total other assets	915,923		268,880
Total assets	$8,510,995		$10,880,861

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable, trade	$47,845		$47,845
Accrued liabilities	200,003		200,003
Income taxes payable	287,226		287,226
Deferred tax liability	--	145,665	145,665
Current portion - notes payable	4,991,960		4,991,960
Total current liabilities	5,527,034		5,672,699
Long-term debt	3,908,826		3,908,826
Deferred tax liability - long-term	--	362,719	362,719
Total long-term liabilities	3,908,826		4,271,545
Shareholders' equity (deficit):
Preferred stock	--		--
Common stock	28,335		28,335
Additional paid-in capital	618,483	6,039,695	6,658,178
Accumulated deficit	(1,571,683)	(4,178,213)	(5,749,896)
Total shareholders’ equity (deficit)	(924,865)		936,617
Total liabilities and shareholders' equity (deficit)	$8,510,995		$10,880,861

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED RESTATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(UNAUDITED)

	As Reported	Adjustments	As Restated

Rental revenue	$730,160		$730,160

Real estate operating expenses:
Interest expense	426,637		426,637
Real estate taxes	86,794		86,794
Depreciation and amortization	340,870	180,191	521,061
Repairs and maintenance	52,448		52,448
Utilities	22,329		22,329
Professional and consulting fees	255,718		255,718
Other	50,688		50,688
	1,235,484		1,415,675
Penalties	48,673		48,673
Total real estate operating expenses	1,284,157		1,464,348

Other income:
Interest income	3,452		3,452
Recovery of bad debts	55,061		55,061
Other	6,739		6,739
Total other income	65,252		65,252
Loss before income taxes	(488,745)		(668,936)
Benefit for income tax expense	--	109,248	109,248
Net loss	$(488,745)		$(559,688)

Basic and diluted net loss per share	$(0.02)		$(0.02)

Weighted average number of common shares outstanding, basic and diluted	32,232,792		32,232,792

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED RESTATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
(UNAUDITED)

	As Reported	Adjustments	As Restated

Rental revenue	$234,204		$234,204

Real estate operating expenses:
Interest expense	148,995		148,995
Real estate taxes	27,810		27,810
Depreciation and amortization	113,618	48,807	162,425
Repairs and maintenance	22,698		22,698
Utilities	7,116		7,116
Professional and consulting fees	73,710		73,710
Other	15,443		15,443
	409,390		458,197
Penalties	19,564		19,564
Total real estate operating expenses	428,954		477,761

Other income:
Interest income	590		590
Other	314		314
Total other income	904		904
Loss before income taxes	(193,846)		(242,653)
Benefit for income tax expense	--	36,416	36,416
Net loss	$(193,846)		$(206,237)

Basic and diluted net loss per share	$(0.01)		$(0.01)

Weighted average number of common shares outstanding, basic and diluted	28,335,061		28,335,061

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED RESTATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(UNAUDITED)

	As Reported	Adjustments	As Restated

Cash flows from operating activities:
Net loss	$(488,745)	(70,943)	$(559,688)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	340,870	180,191	521,061
Deferred tax asset - non-cash	--	(109,248)	(109,248)
Changes in assets and liabilities:
Accounts receivable	(26,616)		(26,616)
Prepaid items and other	17,082		17,082
Due from affiliates	65,289		65,289
Accounts payable, accrued expenses and other liabilities	127,820		127,820
Net cash provided by operating activities	35,700		35,700

Cash flows from investing activities:
Increase in restricted cash	(4,117)		(4,117)
Increase in escrowed funds	(25,035)		(25,035)
Net cash used in investing activities	(29,152)		(29,152)

Cash flows from financing activities:
Repayment of mortgage and other notes payable	(192,157)		(192,157)
Net cash used in financing activities	(192,157)		(192,157)

Net decrease in cash	(185,609)		(185,609)
Cash and cash equivalents, beginning of period	214,058		214,058
Cash and cash equivalents, end of period	$28,449		$28,449

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED RESTATED BALANCE SHEET
JUNE 30, 2005
(UNAUDITED)

	As Reported	Adjustments	As Restated

ASSETS

Current assets:
Cash	$109,792		$109,792
Cash in restricted accounts	204,071		204,071
Accounts receivable	31,602		31,602
Prepaid items and other	22,050		22,050
Total current assets	367,515		367,515
Investment in real estate:
Building, improvements and leaseholds	9,077,316	1,902,987	10,980,303
Accumulated depreciation	(2,946,944)	1,162,729	(1,784,215)
	6,130,372		9,196,088
Land	1,258,643		1,258,643
Net investment in real estate	7,389,015		10,454,731
Other assets:
Goodwill	647,043	(647,043)	--
Deferred financing costs	113,325		113,325
Escrowed funds	149,985		149,985
Total other assets	910,353		263,310
Total assets	$8,666,883		$11,085,556

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable, trade	$25,046		$25,046
Accrued liabilities	127,309		127,309
Income taxes payable	284,663		284,663
Deferred tax liability	--	145,665	145,665
Current portion - notes payable	4,897,494		4,897,494
Total current liabilities	5,334,512		5,480,177
Long-term debt	4,063,390		4,063,390
Deferred tax liability - long-term	--	399,135	399,135
Total long-term liabilities	4,063,390		4,462,525
Shareholders' equity (deficit):
Preferred stock	--		--
Common stock	28,335		28,335
Additional paid-in capital	618,483	6,039,695	6,658,178
Accumulated deficit	(1,377,837)	(4,165,822)	(5,543,659)
Total shareholders’ equity (deficit)	(731,019)		1,142,854
Total liabilities and shareholders' equity (deficit)	$8,666,883		$11,085,556

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED RESTATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(UNAUDITED)

	As Reported	Adjustments	As Restated

Rental revenue	$495,956		$495,956

Real estate operating expenses:
Interest expense	277,642		277,642
Real estate taxes	58,984		58,984
Depreciation and amortization	227,252	131,384	358,636
Repairs and maintenance	29,750		29,750
Utilities	15,213		15,213
Professional and consulting fees	182,008		182,008
Other	35,245		35,245
	826,094		957,478
Penalties	29,109		29,109
Total real estate operating expenses	855,203		986,587

Other income:
Interest income	2,862		2,862
Recovery of bad debts	55,061		55,061
Other	6,425		6,425
Total other income	64,348		64,348
Loss before income taxes	(294,899)		(426,283)
Benefit for income tax expense	--	72,832	72,832
Net loss	$(294,899)		$(353,451)

Basic and diluted net loss per share	$(0.01)		$(0.01)

Weighted average number of common shares outstanding, basic and diluted	34,213,960		34,213,960

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED RESTATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2005
(UNAUDITED)

	As Reported	Adjustments	As Restated

Rental revenue	$248,428		$248,428

Real estate operating expenses:
Interest expense	139,822		139,822
Real estate taxes	21,462		21,462
Depreciation and amortization	113,632	71,320	184,952
Repairs and maintenance	13,555		13,555
Utilities	7,927		7,927
Professional and consulting fees	79,181		79,181
Other	14,907		14,907
	390,486		461,806
Penalties	11,646		11,646
Total real estate operating expenses	402,132		473,452

Other income:
Interest income	1,442		1,442
Other	2,258		2,258
Total other income	3,700		3,700
Loss before income taxes	(150,004)		(221,324)
Benefit for income tax expense	--	36,416	36,416
Net loss	$(150,004)		$(184,908)

Basic and diluted net loss per share	$(0.01)		$(0.01)

Weighted average number of common shares outstanding, basic and diluted	28,832,644		28,832,644

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED RESTATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(UNAUDITED)

	As Reported	Adjustments	As Restated

Cash flows from operating activities:
Net loss	$(294,899)	(58,552)	$(353,451)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	227,252	131,384	358,636
Deferred tax asset - non-cash	--	(72,832)	(72,832)
Changes in assets and liabilities:
Accounts receivable	4,090		4,090
Prepaid items and other	8,199		8,199
Due from affiliates	65,289		65,289
Accounts payable, accrued expenses and other liabilities	29,764		29,764
Net cash provided by operating activities	39,695		39,695

Cash flows from investing activities:
Increase in restricted cash	(2,725)		(2,725)
Increase in escrowed funds	(9,176)		(9,176)
Net cash used in investing activities	(11,901)		(11,901)

Cash flows from financing activities:
Repayment of mortgage and other notes payable	(132,060)		(132,060)
Net cash used in financing activities	(132,060)		(132,060)

Net decrease in cash	(104,266)		(104,266)
Cash and cash equivalents, beginning of period	214,058		214,058
Cash and cash equivalents, end of period	$109,792		$109,792

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED RESTATED BALANCE SHEET
MARCH 31, 2005
(UNAUDITED)

	As Reported	Adjustments	As Restated

ASSETS

Current assets:
Cash	$245,908		$245,908
Cash in restricted accounts	202,689		202,689
Accounts receivable	9,669		9,669
Prepaid items and other	21,939		21,939
Total current assets	480,205		480,205
Investment in real estate:
Buildings, improvements and leaseholds	9,077,316	1,902,987	10,980,303
Accumulated depreciation	(2,843,601)	1,234,049	(1,609,552)
	6,233,715		9,370,751
Land	1,258,643		1,258,643
Net investment in real estate	7,492,358		10,629,394
Other assets:
Goodwill	647,043	(647,043)	--
Deferred financing costs	123,614		123,614
Escrowed funds	113,613		113,613
Total other assets	884,270		237,227
Total assets	$8,856,833		$11,346,826

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable, trade	$145,786		$145,786
Accrued liabilities	113,540		113,540
Income taxes payable	296,243		296,243
Deferred tax liability	--	145,665	145,665
Current portion - notes payable	4,953,465		4,953,465
Other notes payable	307		307
Total current liabilities	5,509,341		5,655,006
Long-term debt	3,928,507		3,928,507
Deferred tax liability - long-term	--	435,551	435,551
Total long-term liabilities	3,928,507		4,364,058
Shareholders' equity (deficit):
Preferred stock	--		--
Common stock	39,655		39,655
Additional paid-in capital	607,163	6,039,695	6,646,858
Accumulated deficit	(1,227,833)	(4,130,918)	(5,358,751)
Total shareholders’ equity (deficit)	(581,015)		1,327,762
Total liabilities and shareholders' equity (deficit)	$8,856,833		$11,346,826

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED RESTATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(UNAUDITED)

	As Reported	Adjustments	As Restated

Rental revenue	$247,528		$247,528

Real estate operating expenses:
Interest expense	137,820		137,820
Real estate taxes	37,522		37,522
Depreciation and amortization	113,620	60,064	173,684
Repairs and maintenance	16,195		16,195
Utilities	7,286		7,286
Professional and consulting fees	102,827		102,827
Other	20,338		20,338
	435,608		495,672
Penalties	17,463		17,463
Total real estate operating expenses	453,071		513,135

Other income:
Interest income	1,420		1,420
Recovery of bad debts	55,061		55,061
Other	4,167		4,167
Total other income	60,648		60,648
Loss before income taxes	(144,895)		(204,959)
Benefit for income tax expense	--	36,416	36,416
Net loss	$(144,895)		$(168,543)

Basic and diluted net loss per share	$(0.00)		$(0.00)

Weighted average number of common shares outstanding, basic and diluted	39,655,068		39,655,068

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED RESTATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(UNAUDITED)

	As Reported	Adjustments	As Restated

Cash flows from operating activities:
Net loss	$(144,895)	(23,648)	$(168,543)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	113,620	60,064	173,684
Deferred tax asset - non-cash	--	(36,416)	(36,416)
Changes in assets and liabilities:
Accounts receivable	26,023		26,023
Prepaid items and other	8,310		8,310
Due from affiliates	65,289		65,289
Accounts payable, accrued expenses and other liabilities	3,678		3,678
Net cash provided by operating activities	72,025		72,025

Cash flows from investing activities:
Increase in restricted cash	(1,343)		(1,343)
Decrease in escrowed funds	27,196		27,196
Net cash provided by investing activities	25,853		25,853

Cash flows from financing activities:
Repayment of mortgage and other notes payable	(66,028)		(66,028)
Net cash used in financing activities	(66,028)		(66,028)

Net increase in cash	31,850		31,850
Cash and cash equivalents, beginning of period	214,058		214,058
Cash and cash equivalents, end of period	$245,908		$245,908

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED RESTATED BALANCE SHEET
DECEMBER 31, 2004

	As Reported	Adjustments	As Restated

ASSETS
Current assets:
Cash	$214,058		$214,058
Cash in restricted accounts	201,346		201,346
Accounts receivable	35,692		35,692
Prepaid items and other	30,249		30,249
Total current assets	481,345		481,345
Investment in real estate:
Buildings, improvements and leaseholds	9,077,316	1,902,987	10,980,303
Accumulated depreciation	(2,740,269)	1,294,112	(1,446,157)
	6,337,047		9,534,146
Land	1,258,643		1,258,643
Net investment in real estate	7,595,690		10,792,789
Other assets:
Goodwill	647,043	(647,043)	--
Deferred financing costs	133,902		133,902
Due from affiliates	65,289		65,289
Escrowed funds	140,809		140,809
Total other assets	987,043		340,000
Total assets	$9,064,078		$11,614,134

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable, trade	$41,938		$41,938
Accrued liabilities	202,041		202,041
Income taxes payable	307,912		307,912
Deferred tax liability	--	145,665	145,665
Current portion - notes payable	5,007,717		5,007,717
Other notes payable	914		914
Total current liabilities	5,560,522		5,706,187
Long-term debt	3,939,676		3,939,676
Deferred tax liability - long-term	--	471,967	471,967
Total long-term liabilities	3,939,522		4,411,643
Shareholders' equity (deficit):
Preferred stock	--		--
Common stock	39,655		39,655
Additional paid-in capital	607,163	6,039,695	6,646,858
Accumulated deficit	(1,082,938)	(4,107,271)	(5,190,209)
Total shareholders’ equity (deficit)	(436,120)		1,496,304
Total liabilities and shareholders' equity (deficit)	$9,064,078		$11,614,134

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED RESTATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2004

	As Reported	Adjustments	As Restated

Rental revenue	$1,150,455		$1,150,455

Real estate operating expenses:
Interest expense	575,228		575,228
Real estate taxes	163,650		163,650
Depreciation and amortization	455,976	247,191	703,167
Repairs and maintenance	43,449		43,449
Utilities	18,703		18,703
Professional and consulting fees	514,331		514,331
Other	156,218		156,218
	1,927,555		2,174,746
Penalties	55,491		55,491
Bad debt expense	87,196		87,196
Total real estate operating expenses	2,070,242		2,317,433

Other income:
Interest income	19,488		19,488
Other	22,431		22,431
Recovery of bad debts	85,000		85,000
Settlement of lawsuits	707,000		707,000
Total other income	833,919		833,919
Loss before income taxes	(85,868)		(333,059)
Benefit (provision) for income tax expense	(53,178)	66,304	13,126
Net loss from continuing operations	(139,046)		(319,933)
Discontinued operations:
Loss from discontinued operations	(139,104)	(140,545)	(279,649)
Tax benefit from disposition	47,356		47,356
Net loss from discontinued operations	(91,748)		(232,293)
Net loss	$(230,794)		$(552,226)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.01)		$(0.01)
Loss from discontinued operations	--		(0.01)
Net loss per share	$(0.01)		$(0.02)

Weighted average number of common shares outstanding:
Basic and diluted	39,655,068		39,655,068

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED RESTATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	As Reported	Adjustments	As Restated
December 31, 2004
Common stock	$39,655		$39,655
Additional paid-in capital	607,163	6,039,695	6,646,858
Accumulated deficit	(1,082,938)	(4,107,271)	(5,190,209)
Shareholders’ equity (deficit)	$(436,120)		$1,496,304

December 31, 2003
Common stock	$39,655		$39,655
Additional paid-in capital	607,163	6,039,695	6,646,858
Accumulated deficit	(852,144)	(3,785,839)	(4,637,983)
Shareholders’ equity (deficit)	$(205,326)		$2,048,530

December 31, 2002
Common stock	$39,655		$39,655
Additional paid-in capital	607,163	6,039,695	6,646,858
Accumulated deficit	(902,362)	1,768	(900,594)
Shareholders’ equity (deficit)	$(255,544)		$5,785,919

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED RESTATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2004

	As Reported	Adjustments	As Restated

Cash flows from operating activities:
Net loss	$(230,794)	(321,432)	$(552,226)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	507,897	267,791	775,688
Deferred tax asset - non-cash	--	(66,304)	(66,304)
Gain from settlement of law suit	(200,000)		(200,000)
Gain from settlement of notes payable	(12,300)		(12,300)
Loss from discontinued operations	37,015	119,945	156,960
Changes in assets and liabilities:
Accounts receivable	405,406		405,406
Prepaid items and other	12,672		12,672
Due from affiliates	(65,289)		(65,289)
Accounts payable, accrued liabilities and income taxes payable	(330,350)		(330,350)
Net cash provided by operating activities	124,257		124,257

Cash flows from investing activities:
Payment of closing expenses from sale of property	45,287		45,287
Decrease in restricted cash	8,601		8,601
Increase in escrowed funds	(33,269)		(33,269)
Net cash provided by investing activities	20,619		20,619

Cash flows from financing activities:
Proceeds from line of credit	25,000		25,000
Proceeds from property notes payable	40,487		40,487
Net cash provided by financing activities	65,487		65,487

Net increase in cash	210,363		210,363
Cash and cash equivalents, beginning of year	3,695		3,695
Cash and cash equivalents, end of year	$214,058		$214,058

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED RESTATED BALANCE SHEET
SEPTEMBER 30, 2004
(UNAUDITED)

	As Reported	Adjustments	As Restated
ASSETS

Current assets:
Cash	$333,443		$333,443
Cash in restricted accounts	200,000		200,000
Accounts receivable	38,065		38,065
Prepaid items and other	13,792		13,792
Total current assets	585,300		585,300
Investment in real estate:
Buildings, improvements and leaseholds	10,287,680	2,045,314	12,332,994
Accumulated depreciation	(3,067,730)	1,593,655	(1,474,075)
	7,219,950		10,858,919
Land	1,389,420		1,389,420
Net investment in real estate	8,609,370		12,248,339
Other assets:
Goodwill	908,523	(908,523)	--
Deferred financing costs	144,190		144,190
Due from affiliates	126,454		126,454
Deposits	200		200
Escrowed funds	131,895		131,895
Total other assets	1,311,262		402,739
Total assets	$10,505,932		$13,236,378

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable, trade	$99,603		$99,603
Accrued liabilities	209,299		209,299
Income taxes payable	249,809		249,809
Deferred tax liability	--	145,665	145,665
Current portion - notes payable	152,498		152,498
Other notes payable	324,805		324,805
Total current liabilities	1,036,014		1,181,679
Long-term debt	9,609,461		9,609,461
Deferred tax liability - long-term	--	488,543	488,543
Total long-term liabilities	9,609,461		10,098,004
Shareholders' equity (deficit):
Preferred stock	--		--
Common stock	39,655		39,655
Additional paid-in capital	607,163	6,039,695	6,646,858
Accumulated deficit	(786,361)	(3,943,457)	(4,729,818)
Total shareholders’ equity (deficit)	(139,543)		1,956,695
Total liabilities and shareholders' equity (deficit)	$10,505,932		$13,236,378

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED RESTATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(UNAUDITED)

	As Reported	Adjustments	As Restated

Rental revenue	$870,715		$870,715

Real estate operating expenses:
Interest expense	457,117		457,117
Real estate taxes	94,729		94,729
Depreciation and amortization	342,847	207,346	550,193
Repairs and maintenance	26,590		26,590
Utilities	17,040		17,040
Professional and consulting fees	442,976		442,976
Other	108,861		108,861
	1,490,160		1,697,506
Bad debt expense	83,955		83,955
Total real estate operating expenses	1,574,115		1,781,461

Other income:
Interest income	18,142		18,142
Other income	18,482		18,482
Recovery of bad debts	85,000		85,000
Settlement of lawsuits	707,000		707,000
Total other income	828,624		828,624
Income (loss) before income taxes	125,224		(82,122)
Benefit for income tax expense	--	49,728	49,728
Net income (loss) before discontinued operations	125,224		(32,394)
Loss from discontinued operations	(59,442)		(59,442)
Net income (loss)	$65,782		$(91,836)

Basic and diluted net income (loss) per share:
Income (loss) from continuing operations	$0.00		$(0.00)
Loss from discontinued operations	--		--
Net income (loss) per share	$0.00		$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	39,655,068		39,655,068

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED RESTATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
(UNAUDITED)

	As Reported	Adjustments	As Restated

Rental revenue	$290,839		$290,839

Real estate operating expenses:
Interest expense	149,032		149,032
Real estate taxes	13,898		13,898
Depreciation and amortization	123,607	69,116	192,723
Repairs and maintenance	18,742		18,742
Utilities	8,891		8,891
Professional and consulting fees	159,187		159,187
Other	25,742		25,742
	499,099		568,215
Bad debt expense	14,196		14,196
Total real estate operating expenses	513,295		582,411

Other income:
Interest income	4,503		4,503
Other income	12,496		12,496
Settlement of lawsuits	222,000		222,000
Total other income	238,999		238,999
Income (loss) before income taxes	16,543		(52,573)
Benefit for income tax expense	--	16,576	16,576
Net income (loss) before discontinued operations	16,543		(35,997)
Loss from discontinued operations	(5,529)		(5,529)
Net income (loss)	$11,014		$(41,526)

Basic and diluted net income (loss) per share:
Income (loss) from continuing operations	$0.00		$(0.00)
Loss from discontinued operations	--		--
Net income (loss) per share	$0.00		$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	39,655,068		39,655,068

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED RESTATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(UNAUDITED)

	As Reported	Adjustments	As Restated

Cash flows from operating activities:
Net income (loss)	$65,782	(157,618)	$(91,836)
Adjustments to reconcile net income (loss)to net cash provided by operating activities:
Depreciation and amortization	387,352	207,346	594,698
Deferred tax asset - non-cash	--	(49,728)	(49,728)
Gain from settlement of notes payable	(12,300)		(12,300)
Changes in assets and liabilities:
Accounts receivable	403,033		403,033
Prepaid items and other	29,129		29,129
Due from affiliates	(126,454)		(126,454)
Accounts payable, accrued expenses and other liabilities	(323,530)		(323,530)
Net cash provided by operating activities	423,012		423,012

Cash flows from investing activities:
Land, buildings and improvements	(23,468)		(23,468)
Increase in escrowed funds	(24,555)		(24,555)
Net cash used in investing activities	(48,023)		(48,023)

Cash flows from financing activities:
Proceeds from property notes payable	296,774		296,774
Repayment of mortgage and other notes payable	(151,962)		(151,962)
Certificate of deposit used to pay line of credit	(190,053)		(190,053)
Net cash used in financing activities	(45,241)		(45,241)

Net increase in cash	329,748		329,748
Cash and cash equivalents, beginning of period	3,695		3,695
Cash and cash equivalents, end of period	$333,443		$333,443

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED RESTATED BALANCE SHEET
JUNE 30, 2004
(UNAUDITED)

	As Reported	Adjustments	As Restated

ASSETS

Current assets:
Cash	$425,483		$425,483
Accounts receivable	48,570		48,570
Prepaid items and other	23,044		23,044
Total current assets	497,097		497,097
Investment in real estate:
Buildings, improvements and leaseholds	10,287,680	2,045,314	12,332,994
Accumulated depreciation	(2,939,576)	1,662,771	(1,276,805)
	7,348,104		11,056,189
Land	1,389,420		1,389,420
Net investment in real estate	8,737,524		12,445,609
Other assets:
Goodwill	908,523	(908,523)	--
Deferred financing costs	154,478		154,478
Due from affiliates	115,135		115,135
Escrowed funds	103,499		103,499
Total other assets	1,281,635		373,112
Total assets	$10,516,256		$13,315,818

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable, trade	$99,744		$99,744
Accrued liabilities	187,353		187,353
Income taxes payable	253,000		253,000
Deferred tax liability	--	145,665	145,665
Current portion - notes payable	92,377		92,377
Other notes payable	315,009		315,009
Total current liabilities	947,483		1,093,148
Long-term debt	9,719,655		9,719,655
Deferred tax liability - long-term	--	505,119	505,119
Total long-term liabilities	9,719,655		10,224,774
Shareholders' equity (deficit):
Preferred stock	--		--
Common stock	39,655		39,655
Additional paid-in capital	607,163	6,039,695	6,646,858
Accumulated deficit	(797,700)	(3,890,917)	(4,688,617)
Total shareholders’ equity (deficit)	(150,882)		1,997,896
Total liabilities and shareholders' equity (deficit)	$10,516,256		$13,315,818

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED RESTATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(UNAUDITED)

	As Reported	Adjustments	As Restated

Rental revenue	$579,876		$579,876

Real estate operating expenses:
Interest expense	308,085		308,085
Real estate taxes	80,831		80,831
Depreciation and amortization	219,240	138,230	357,470
Repairs and maintenance	7,848		7,848
Utilities	8,149		8,149
Professional and consulting fees	193,789		193,789
Other	173,119		173,119
	991,061		1,129,291
Bad debt expense	69,759		69,759
Total real estate operating expenses	1,060,820		1,199,050

Other income:
Interest income	13,639		13,639
Other income	5,986		5,986
Recovery of bad debts	85,000		85,000
Settlement of lawsuits	485,000		485,000
Total other income	589,625		589,625
Income (loss) before income taxes	108,681		(29,549)
Benefit for income tax expense	--	33,152	33,152
Net income before discontinued operations	108,681		3,603
Loss from discontinued operations	(53,913)		(53,913)
Net income (loss)	$54,768		$(50,310)

Basic and diluted net income (loss) per share:
Income (loss) from continuing operations	$0.00		$(0.00)
Loss from discontinued operations	--		--
Net loss per share	$0.00		$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	39,655,068		39,655,068

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED RESTATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2004
(UNAUDITED)

	As Reported	Adjustments	As Restated

Rental revenue	$291,286		$291,286

Real estate operating expenses:
Interest expense	155,384		155,384
Real estate taxes	35,530		35,530
Depreciation and amortization	111,555	69,115	180,670
Repairs and maintenance	7,848		7,848
Utilities	2,931		2,931
Professional and consulting fees	57,415		57,415
Other	107,584		107,584
Total real estate operating expenses	478,247		547,362

Other income:
Other income	3,406		3,406
Recovery of bad debts	85,000		85,000
Settlement of lawsuits	485,000		485,000
Total other income	573,406		573,406
Income before income taxes	386,445		317,330
Benefit for income tax expense	--	16,576	16,576
Net income before discontinued operations	386,445		333,906
Loss from discontinued operations	(26,663)		(26,663)
Net income	$359,782		$307,243

Basic and diluted net income (loss) per share:
Income from continuing operations	$0.01		$0.01
Loss from discontinued operations	--		--
Net income per share	$0.01		$0.01

Weighted average number of common shares outstanding:
Basic and diluted	39,655,068		39,655,068

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED RESTATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(UNAUDITED)

	As Reported	Adjustments	As Restated

Cash flows from operating activities:
Net income (loss)	$54,768	(105,078)	$(50,310)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	248,910	138,230	387,140
Deferred tax asset - non-cash	--	(33,152)	(33,152)
Changes in assets and liabilities:
Accounts receivable	392,528		392,528
Prepaid items and other	19,877		19,877
Other assets	3,716		3,716
Due from affiliates	(115,135)		(115,135)
Accounts payable, accrued expenses and other liabilities	(225,863)		(225,863)
Net cash provided by operating activities	378,801		378,801

Cash flows from investing activities:
Land, buildings and improvements	(23,468)		(23,468)
Net cash used in investing activities	(23,468)		(23,468)

Cash flows from financing activities:
Proceeds from property notes payable	160,250		160,250
Repayment of mortgage and other notes payable	(103,742)		(103,742)
Certificate of deposit used to pay line of credit	9,947		9,947
Net cash provided by financing activities	66,455		66,455

Net increase in cash	421,788		421,788
Cash and cash equivalents, beginning of period	3,695		3,695
Cash and cash equivalents, end of period	$425,483		$425,483

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED RESTATED BALANCE SHEET
MARCH 31, 2004
(UNAUDITED)

	As Reported	Adjustments	As Restated

ASSETS

Current assets:
Cash	$49,577		$49,577
Accounts receivable	67,360		67,360
Prepaid items and other	31,549		31,549
Total current assets	148,486		148,486
Investment in real estate:
Buildings, improvements and leaseholds	10,264,212	2,045,314	12,309,526
Accumulated depreciation	(2,825,409)	1,731,886	(1,093,523)
	7,438,803		11,216,003
Land	1,389,420		1,389,420
Net investment in real estate	8,828,223		12,605,423
Other assets:
Goodwill	908,523	(908,523)	--
Deferred financing costs	164,766		164,766
Due from affiliates	24,938		24,938
Escrowed funds	62,909		62,909
Total other assets	1,161,136		252,613
Total assets	$10,137,845		$13,006,522

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable, trade	$204,148		$204,148
Accrued liabilities	127,575		127,575
Income taxes payable	253,000		253,000
Deferred tax liability	--	145,665	145,665
Current portion - notes payable	275,586		275,586
Other notes payable	201,177		201,177
Total current liabilities	1,061,486		1,207,151
Long-term debt	9,587,504		9,587,504
Deferred tax liability - long-term	--	521,695	521,695
Total long-term liabilities	9,587,504		10,109,199
Shareholders' equity (deficit):
Preferred stock	--		--
Common stock	39,655		39,655
Additional paid-in capital	607,163	6,039,695	6,646,858
Accumulated deficit	(1,157,963)	(3,838,378)	(4,996,341)
Total shareholders’ equity (deficit)	(511,145)		1,690,172
Total liabilities and shareholders' equity (deficit)	$10,137,845		$13,006,522

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED RESTATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)

	As Reported	Adjustments	As Restated

Rental revenue	$288,590		$288,590

Real estate operating expenses:
Interest expense	152,701		152,701
Real estate taxes	45,301		45,301
Depreciation and amortization	107,685	69,115	176,800
Utilities	5,218		5,218
Professional and consulting fees	136,374		136,374
Other	65,535		65,535
	512,814		581,929
Bad debt expense	69,759		69,759
Total real estate operating expenses	582,573		651,688

Interest income	16,219		16,219
Benefit for income tax expense	--	16,576	16,576
Net loss from continuing operations	(277,764)		(330,303)
Loss from discontinued operations	(27,250)		(27,250)
Net loss	$(305,014)		$(357,553)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.01)		$(0.01)
Loss from discontinued operations	--		--
Net loss per share	$(0.01)		$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	39,655,068		39,655,068

STERLING EQUITY HOLDINGS, INC.
AND SUBSIDIARY
CONSOLIDATED RESTATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)

	As Reported	Adjustments	As Restated

Cash flows from operating activities:
Net loss	$(305,014)	(52,539)	$(357,553)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	124,454	69,115	193,569
Deferred tax asset - non-cash	--	(16,576)	(16,576)
Changes in assets and liabilities:
Accounts receivable	373,738		373,738
Prepaid items and other	11,372		11,372
Other assets	(24,938)		(24,938)
Due from affiliates	43,827		43,827
Accounts payable, accrued expenses and other liabilities	(297,519)		(297,519)
Net cash used in by operating activities	(74,080)		(74,080)

Cash flows from investing activities	--		--

Cash flows from financing activities:
Proceeds from property note payable	160,846		160,846
Repayment of mortgage and other notes payable	(50,831)		(50,831)
Certificate of deposit used to pay line of credit	9,947		9,947
Net cash provided by financing activities	119,962		119,962

Net increase in cash	45,882		45,882
Cash and cash equivalents, beginning of period	3,695		3,695
Cash and cash equivalents, end of period	$49,577		$49,577

NOTE 4. SALE OF DISCONTINUED OPERATIONS

On December 15, 2004, the Company completed the sale of its property known as 4719-4735 South Congress in Austin, Texas, consisting of approximately 1.14 acres with improvements, which property was leased by the Company to agencies of the State of Texas. The property was sold to SAGA Building, LLP, an unaffiliated third party. The sale price of the property was $1,200,000, the proceeds of which were applied in full to transaction costs and reduction of the Company’s secured debt. The Company recorded a loss of approximately $152,000, which loss is included in “Gain (loss) from discontinued operations” on the consolidated statements of operations.

Following are the results of operations of the property known as 4719-4735 South Congress included in the consolidated statements of operations for the year ended December 31, 2004.

2004

Revenue	$75,872
Cost of revenue	203,756
Loss before sale of asset	(127,884)
Loss on sale of asset	(151,765)
Loss from discontinued operations before income taxes	$(279,649)

NOTE 5. RELATED PARTY TRANSACTIONS

In October 2005, the Company entered into a Loan Agreement with ITI Capital, Inc. pursuant to which ITI Capital agreed to loan funds to the Company to meet the Company’s working capital needs pending negotiation of a potential acquisition of ITI Capital by the Company. Pursuant to the Loan Agreement, the Company may borrow funds from ITI Capital in one or more traunches in an aggregate amount not to exceed $250,000. The loan commitment terminates on the earlier of December 31, 2005 or termination of acquisition discussions with ITI Capital. The loans are repayable with interest at 8% on December 31, 2005. The loans are secured by junior lien positions on substantially all of the Company’s real estate. As of December 31, 2005, the Company had borrowed an aggregate of $70,000 under the Loan Agreement. Ron Bearden, the President and a shareholder of ITI Capital, is a director and shareholder of the Company.

NOTE 6. ADVANCES TO A PRINCIPAL SHAREHOLDER

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

Based on the initial findings of the new management team, the Company and SRI entered into a Settlement Agreement pursuant to which SRI delivered to the Company a Promissory Note evidencing the obligation of SRI to pay the amounts advanced by the Company and a Pledge Agreement, Security Agreement and multiple Deeds of Trust securing repayment of the note with substantially all of the assets of SRI and 11,320,007 shares of Company common stock owned by SRI. During April 2005, the Company foreclosed, cancelled and returned to unissued 11,320,007 shares of its common stock owned by SRI and pledged to the Company to secure payment of SRI.

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

NOTE 7. REAL ESTATE AND OTHER NOTES PAYABLE

Real Estate Notes Payable - The real estate notes payable, collateralized by the respective properties and assignment of leases, at December 31, 2005 and 2004 are as follows:

	December 31,
Property and Note Description	2005	2004

Commodore Plaza - Gulfport, Mississippi: First lien note dated October 28, 2002, with interest at 7.48%, monthly installments of $28,263 including principal and interest and due in full November 1, 2012	$3,992,626	$3,978,452
Three Austin Buildings - Austin, Texas: First lien bearing interest at 5.5% with thirty-five monthly installments of $41,067 including principal and interest starting July 5, 2003 and a final payment on March 27, 2006	4,727,607	4,968,941
Promissory note dated June 29, 2005, due July 1, 2006 with payment of monthly interest beginning August 1, 2005 at 17% and secured by tax lien from Travis County, Texas	144,637	--
Promissory note dated October 2005, due December 31, 2005 at 8% interest	70,000	--
Total notes payable	8,934,870	8,947,393
Less current maturities of long-term debt	(5,024,045)	(5,007,717)
Long-term debt	$3,910,825	$3,939,676

The note on the three Austin buildings has normal covenants regarding liquidation, merger, sale of assets, indebtedness, transfer of ownership, payment of dividends and other restrictions. During May 2006, the Company entered into a Modification, Renewal and Extension Agreement with PlainsCapital Bank and extended the maturity date of its note from March 27, 2006 until March 27, 2007 on $4,684,976 principal amount of the note. The Company agreed to make monthly principal and interest payments of $43,136.36 each month beginning April 27, 2006 with all amounts owing under the note due March 27, 2007. The Company also agreed to increase the interest rate to 8.375%.

At December 31, 2005, the net carrying value of the properties collateralizing the real estate notes was $10,139,197. The real estate note secured by the three Austin buildings is guaranteed by shareholders of the Company.

Principal Maturities - Combined aggregate principal maturities of real estate and other notes payable, as of December 31, 2005, are as follows:

Years Ending December 31,	Amounts
2006	$5,024,045
2007	45,108
2008	47,804
2009	52,373
2010	56,517
Thereafter	3,709,023
Total	$8,934,870

Other Notes On June 29, 2005, the Company borrowed $144,637 from II C.B., L.P. with the proceeds to be used to pay property taxes, interest and penalties to Tarrant County, Texas for 2004 real estate taxes on the Austin, Texas properties. The principal amount of the note is due on July 1, 2006 and the Company is required to make monthly interest payments beginning on August 1, 2005 at an annual interest rate of seventeen percent (17%). As security for the note, the Company transferred the tax lien filed by Tarrant County, Texas to II C.B., L.P.

In October 2005, the Company entered into a Loan Agreement with ITI Capital, Inc. pursuant to which ITI Capital agreed to loan funds to the Company to meet the Company’s working capital needs pending negotiation of a potential acquisition of ITI Capital by the Company. Pursuant to the Loan Agreement, the Company may borrow funds from ITI Capital in one or more traunches in an aggregate amount not to exceed $250,000. The loan commitment terminates on the earlier of December 31, 2005 or termination of acquisition discussions with ITI Capital. The loans are repayable with interest at 8% on December 31, 2005. The loans are secured by junior lien positions on substantially all of the Company’s real estate. As of December 31, 2005, the Company had borrowed an aggregate of $70,000 under the Loan Agreement.

NOTE 8. RENTAL INCOME

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

Years Ending December 31,	Amounts
2006	$1,080,023
2007	771,386
2008	679,144
2009	440,339
2010	371,429
Thereafter	637,428
Total	$3,979,749

NOTE 9. INCOME TAXES

The following table sets forth a reconciliation of the statutory federal income tax for the years ended December 31, 2005 and 2004.

	2005	2004

Loss before income taxes	$(906,941)	$(612,708)

Income tax computed at statutory rates	$(308,360)	$(208,320)
Book tax differences on income	--	119,000
Permanent differences	(10,465)	18,525
Other	(2,216)	10,313
Tax benefit	$(321,041)	$(60,482)

Current tax (benefit) provision	$(175,376)	$$5,822
Deferred tax benefit	(145,665)	(66,304)
Total tax benefit	$(321,041)	$(60,482)

The effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax liability. Significant components of the deferred tax liability as of December 31, 2005 and 2004 are as follows:

	2005	2004

Deferred tax liability:
Book basis of assets greater than tax	$471,967	$617,632
Deferred tax liability	$471,967	$617,632

NOTE 10. COMMITMENTS

Legal Contingencies

The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of its business. The Company accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as further information develops or circumstances change. At December 31, 2005 there were no known assertions, claims or legal actions pending.

NOTE 11. SUBSEQUENT EVENTS

In August 2006, the Company entered into an Exchange Agreement with ITI Capital pursuant to which the Company agreed to acquire 100% of the outstanding shares of ITI Capital in exchange for common stock and preferred stock of the Company subject to satisfaction of various conditions. As of April 17, 2007, the conditions of closing the Exchange Agreement with ITI Capital had not yet been satisfied and the acquisition was pending. There is no assurance that the conditions set out in the Exchange Agreement will be satisfied and that the Company will ultimately acquire ITI Capital on the terms set out in the Exchange Agreement or at all.

In September 2006, the Company entered into a contract to sell its Commodore Plaza property. On March 29, 2007, the Company closed on the sale of its Commodore Plaza property to HSM Commodore S/C, L.P. The sales price was $4,550,000 and after repayment of the Company’s mortgage note in the principal amount of $3,885,899 and other closing costs, the Company received net proceeds of $504,188.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its chief executive officer (“CEO”) who also serves as chief financial officer (“CFO”). Based on this evaluation, management, including the CEO, concluded that the Company’s disclosure controls and procedures were not effective.

During the quarter ended December 31, 2005, there were no significant changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

The Company detected certain weaknesses in its controls and procedures during the audit of the Company’s financial statements for the fiscal year ended December 31, 2004, which audit occurred in March 2005. The weaknesses continued to exist at December 31, 2005.

The weaknesses were detected in the routine course of the audit review of accounting for certain non-routine transactions.

The specific problems identified by the auditor to the Company were (1) the lack of segregation of duties necessary to maintain proper checks and balances between functions, (2) the failure of internal personnel to adequately communicate the scope and nature of non-routine transactions and (3) the failure to properly apply accounting principles under SFAS 141 relating to acquisitions. The absence of qualified full time accounting personnel in the Company was a principal factor identified by the auditor. The specific circumstances giving rise to the weaknesses including the Company’s President serving as both Chief Executive Officer and as Chief Financial Officer and the Company’s utilizing the services of contract accountants on a part time basis in the absence of internal accounting personnel. As a result of the absence of full time in-house accounting personnel and the failure of in-house personnel to adequately communicate information to the Company’s outside contract accountants, certain journal entries were not made until the time of the audit when the need for such entries was identified by the auditor. Moreover, because of the Company’s incorrect analysis of its 2002 acquisitions and treatment of those acquisitions as transfers from parties under common control, the Company has been required to restate its financial statements from 2002 through the third quarter of 2005 to account for such acquisitions in accordance with SFAS 141.

Because the Company lacks the financial resources to support in-house accounting personnel at this time, no formal steps have as yet been taken to resolve the weaknesses identified by the auditor. The Company is, however, emphasizing improvement in its communications with its outside accounting personnel to assure that non-routine transactions are accounted for in a timely manner.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS; PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16A OF THE SECURITIES EXCHANGE ACT

The Company’s executive officers and directors, and their ages and positions as of December 31, 2005 were as follows:

Name	Age	Position

Thomas Mathew	50	President, Treasurer and Director
Ron F. Bearden	65	Director and Secretary

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

Ron F. Bearden has served as a director of the Company since the acquisition by the Company of Sterling FBO Holdings in September 2002 and served as Chairman, President and Chief Executive Officer of the Company from the acquisition of Sterling FBO Holdings until January 13, 2004. From 1998 to February 2004, Mr. Bearden also served as President of Sterling REIT, Inc., a real estate investment and development company. For more than five years, Mr. Bearden has served as the principal officer of R.F. Bearden Associates, a management consulting firm. Since December 2003, Mr. Bearden has served as a principal of Old Capital Partners, L.P., a commercial real estate lender. Since December 2004, Mr. Bearden has served as President of ITI Capital, Inc., a financial services firm.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who own beneficially more than ten percent of the Company’s common stock, to file reports of ownership and changes of ownership with the SEC. Based solely on the reports received by the company and on written representations from certain reporting persons, the Company believes that the directors, executive officers and greater than ten percent beneficial owners have complied with all applicable filing requirements for the year ended December 31, 2005.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides information about the compensation received during the last three fiscal years by the Company’s “named executive officers”. None of the Company’s other employees received greater than $100,000 in salary and bonus during the last three fiscal years.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other ($)	Stock Options
Thomas Mathew, President (1)	2005	$171,250	--	--	--
	2004	$180,000	--	--	--
	2003	$174,000	--	--	--

(1)	Mr. Mathew was appointed President and CEO in January 2004.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2005, 28,335,061 shares of common stock were outstanding. The following table sets forth, as of such date, information with respect to shares beneficially owned by:

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Shares

Thomas Mathew (1)	8,788,422	31.0%
Ron F. Bearden (2)	1,500,000	5.3%
All Executive Officers and Directors as a group (2 persons)	10,288,422	36.3%
Hugo Verhaghe (3)	6,812,088	24.0%
Charles Glace (4)	3,484,550	12.3%
Lucky Srinivasan (5)	2,500,000	8.8%
______________________

(1)	All shares are held of record by Mathew Investment Partnership whose address is 7401 Windswept Trail, Colleyville, Texas 76034.
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

At December 31, 2004, due from affiliates totaled $65,289 representing amounts owed to the Company by Sterling REIT. The amounts due from Sterling REIT at December 31, 2004, represent rents previously collected by Sterling REIT and belonging to the Company and amounts advanced by the Company to Sterling REIT to facilitate the sale by Sterling REIT of various properties with the agreement that Sterling REIT will repay all amounts owed to the Company from the proceeds of the sale of the properties.  This amount was paid in full in 2005.

In October 2005, the Company entered into a Loan Agreement with ITI Capital, Inc. pursuant to which ITI Capital agreed to loan funds to the Company to meet the Company’s working capital needs pending negotiation of a potential acquisition of ITI Capital by the Company. Pursuant to the Loan Agreement, the Company may borrow funds from ITI Capital in one or more traunches in an aggregate amount not to exceed $250,000. The loan commitment terminates on the earlier of December 31, 2005 or termination of acquisition discussions with ITI Capital. The loans are repayable with interest at 8% on December 31, 2005. The loans are secured by junior lien positions on substantially all of the Company’s real estate. As of December 31, 2005, the Company had borrowed an aggregate of $70,000 under the Loan Agreement. Ron Bearden, the President and a shareholder of ITI Capital, is a director and shareholder of the Company.

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

10.5
Commercial Earnest Money Contract, dated February 24, 2004, for 4719-4735 South Congress (Incorporated by reference to the respective exhibits filed with the Registrant’s Current Report on Form 8-K dated December 15, 2004)

10.6
Amendment to Commercial Earnest Money Contract, dated June 18, 2004, for 4719-4735 South Congress (Incorporated by reference to the respective exhibits filed with the Registrant’s Current Report on Form 8-K dated December 15, 2004)

10.7
Second Amendment to Commercial Earnest Money Contract, dated November 5, 2004, for 4719-4735 South Congress (Incorporated by reference to the respective exhibits filed with the Registrant’s Current Report on Form 8-K dated December 15, 2004)

10.8
Exchange Agreement dated August 31, 2006, from ITI Capital, Inc, to Sterling Equity Holdings, Inc. (Incorporated by reference to the respective exhibits filed with the Registrant’s Current Report on Form 8-K dated September 1, 2006)

14.1	Code of Ethics for CEO and Senior Financial Officers (incorporated by reference to Exhibit 14.1 to Registrant’s Form 10-KSB dated October 8, 2004.)
21.1	List of subsidiaries (incorporated by reference to the respective exhibits filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002.)
31.1*	Section 302 Certification
32.1*	Section 906 Certification

* Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Public Accountants

The following table presents fees for professional audit services rendered by Thomas Leger & Co., L.L.P. for the audit of the Company's annual financial statements for the years ended December 31, 2004 and December 31, 2005 and fees billed for other services rendered by Thomas Leger & Co., L.L.P. during those periods.

	Fiscal 2004	Fiscal 2005

Audit fees (1)	$137,070	$47,770
Audit related fees - SEC comments and restatements	--	62,365
Tax fees	29,622	6,795
All other fees	--	--
Total	$166,692	$116,930

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
Date:  April [__], 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas Mathew Thomas Mathew	President, Chief Executive Officer (Principal Executive Officer and Principal Accouning Officer and Director	April 25, 2007
/s/ Ron F. Bearden Ron F. Bearden	Director	April 25, 2007

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
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

10.5
Commercial Earnest Money Contract, dated February 24, 2004, for 4719-4735 South Congress (Incorporated by reference to the respective exhibits filed with the Registrant’s Current Report on Form 8-K dated December 15, 2004)

10.6
Amendment to Commercial Earnest Money Contract, dated June 18, 2004, for 4719-4735 South Congress (Incorporated by reference to the respective exhibits filed with the Registrant’s Current Report on Form 8-K dated December 15, 2004)

10.7
Second Amendment to Commercial Earnest Money Contract, dated November 5, 2004, for 4719-4735 South Congress (Incorporated by reference to the respective exhibits filed with the Registrant’s Current Report on Form 8-K dated December 15, 2004)

10.8
Exchange Agreement dated August 31, 2006, from ITI Capital, Inc, to Sterling Equity Holdings, Inc. (Incorporated by reference to the respective exhibits filed with the Registrant’s Current Report on Form 8-K dated September 1, 2006)

14.1	Code of Ethics for CEO and Senior Financial Officers (incorporated by reference to Exhibit 14.1 to Registrant’s Form 10-KSB dated October 8, 2004.)
21.1	List of subsidiaries (incorporated by reference to the respective exhibits filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002.)
31.1*	Section 302 Certification
32.1*	Section 906 Certification

* Filed herewith